Form 10-K
period 1999-12-31
IMANAGE INC
filed 2000-03-22
CIK 1093242

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended December 31, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to __________________

                         COMMISSION FILE NUMBER 0-28041


                                 IMANAGE, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    36-4043595
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


        2121 SOUTH EL CAMINO REAL, SUITE 400, SAN MATEO, CALIFORNIA 94403
               (Address of principal executive offices, zip code)

                                 (650) 356-1166
              (Registrant's Telephone Number, including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.001 PAR VALUE       NASDAQ
(Title of Class)                    (Names of Each Exchange on which Registered)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of the voting stock held on March 6, 2000 by non-affiliates of the registrant: $249,855,360.

        Number of shares of Common Stock outstanding at March 6, 2000:
21,953,955.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statements for the 2000 Annual Meeting are incorporated by reference into Part III hereof.

================================================================================

                                  IMANAGE, INC.

                         1999 ANNUAL REPORT ON FORM 10-K


                                Table of Contents

                                                                                                   PAGE
                                                                                                   ----
PART I
  Item 1.   Business                                                                                 3
  Item 2.   Properties                                                                              10
  Item 3.   Legal Proceedings                                                                       10
  Item 4.   Submission of Matters to a Vote of Security Holders                                     10

PART II
  Item 5.   Market for  Registrant's Common Equity and Related Stockholder Matters                  11
  Item 6.   Selected Financial Data                                                                 12
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                              13
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                              25
  Item 8.   Consolidated Financial Statements and Supplementary Data                                26
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    26

PART III
  Item 10.  Directors and Executive Officers of the Registrant                                      27
  Item 11.  Executive Compensation                                                                  28
  Item 12.  Security Ownership of Certain Beneficial Owners and Management                          28
  Item 13.  Certain Relationships and Related Transactions                                          28

PART IV
  Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K                       29
            Signatures

                                     PART I

ITEM 1. BUSINESS

        Certain statements contained in this Annual Report on Form 10-K, including statements containing the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar meaning, are forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Actual results could vary materially from those expressed in the statements. Readers are referred to the "Sales and Marketing," "Customer Service, Training and Support," "Research and Development," "Competition," "Intellectual Property," "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Factors That May Impact Future Results" sections contained in this Annual Report on Form 10-K, which identify some of the important factors or events that could cause actual results or performances to differ materially from those contained in the forward-looking statements.

COMPANY OVERVIEW

        We provide e-business content and collaboration management software. Our software provides a web-based unified content platform that manages, organizes and delivers relevant information from a variety of sources in a centralized manner throughout the extended enterprise. We believe that our solution features a highly scalable, reliable and robust platform designed to provide security, accountability and the timely delivery of relevant information, content and documents. Our core technology architecture has been developed over the last four years and licenses have been sold to over 500 customers.

        We were originally incorporated in Illinois in October 1995 under the name NetRight Technologies, Inc. and we reincorporated in Delaware in December 1996. In April 1999, we changed our name to iManage, Inc. During 1999, we formed a subsidiary in the United Kingdom, iManage Limited. Our principal offices are located at 2121 South El Camino Real, Suite 400, San Mateo, California 94403, and our telephone number is (650) 356-1166.

INDUSTRY BACKGROUND

        The Internet is having a dramatic and pervasive impact on the way that many organizations conduct business. Organizations worldwide are looking for new and innovative ways to use the Internet to gain competitive advantages. For example, organizations are employing web-based technologies to disseminate, exchange and manage information internally through corporate intranets to enable collaboration among employees. Organizations are also using web-based technologies to develop corporate extranets that extend the enterprise and enable it to collaborate directly with its partners, customers and service providers. According to a recent survey from the Delphi Group, collaborative information management, that is, the dissemination, exchange and management of information across an extended enterprise, is the number one priority of corporate information technology departments. The use of web-based technologies has led to the development of an electronic business environment, or e-business, where the dynamic exchange, timely dissemination and use of information is essential to conducting business.

        The development of e-business has led to a dramatic increase in the amount of information available to the average employee. This increase in information has not only transformed the business world but has also introduced new complexities and challenges as employees struggle to cope with the volume and diversity of information that they are required to process on a daily basis. The average employee receives a broad range of information, content and documents through a variety of sources including email, voicemail, enterprise and desktop applications, facsimiles and photocopies, the Internet, and intranet and extranet web sites. In addition, the growth of e-business has resulted in a proliferation of the various forms in which employees receive and exchange information. These new forms include media such as graphics, video, text, audio and data. The e-business requirement that the right information be delivered to the right person at the right time is threatened by the overwhelming amount and variety of information that is now disseminated through these disparate media sources.

        Most companies have ineffective approaches for addressing the challenge of ensuring that the right information gets to the right person at the right time. In the absence of a comprehensive e-business solution, organizations have generally adopted one of two approaches. Organizations have either developed a custom approach through a combination of email and intranet and extranet web sites or used packaged applications that are not specifically designed to meet the requirements of e-business. Organizations that have implemented a custom approach often fail to achieve the integrated delivery and management of critical information and content for several reasons. Email, while easy-to-use and convenient, lacks effective collaboration and project management, control, accountability and security, and is not integrated with intranet information and content. Intranets and extranets, while more effective mechanisms for disseminating information, typically lack the scalable content management infrastructure to ensure that posted information is accurate, up-to-date, organized and actually viewed by the intended audience.

        Alternatively, other organizations have attempted to address the information challenges of e-business by deploying a variety of packaged applications, including enterprise information portals, web-based information delivery systems, and knowledge and document management solutions. Enterprise information portals and web-based information delivery systems are effective means of accessing and distributing information. However, they lack the comprehensive infrastructure to manage and organize all forms of information, content and documents and to enable collaboration and project management across the extended enterprise. Client-server based knowledge and document management systems are capable of organizing and storing documents but are expensive to maintain and are not designed to deliver and exchange information over the web to thousands of concurrent users. As the custom approach and use of packaged applications demonstrate, we believe there is no comprehensive solution that addresses the key aspects of content and collaboration management to enable more effective information management, organization and delivery across the extended enterprise.

SOLUTION

        We provide e-business content and collaboration management software. Our solution provides a web-based unified content platform that manages, organizes and delivers relevant information from a variety of sources in a centralized manner throughout the extended enterprise.

        Our solution provides the following key benefits:

        Comprehensive E-business Content and Collaboration Management. Our iManage infoCommerce Server provides a comprehensive e-business content and collaboration management solution that addresses key aspects of managing, organizing and delivering information and content to the right person at the right time throughout the extended enterprise. Our server provides users with a centralized online location to access content, such as graphics, video, text, audio and data. In addition to offering a robust underlying content management infrastructure, our solution is designed to ensure effective content access, delivery and notification based on relevance to particular projects, processes and individuals. We believe our comprehensive solution enables our customers to more effectively collaborate and exchange information over the web.

        Highly Scalable, Reliable and Robust Platform. We believe our solution features a highly scalable, reliable and robust platform. Our software has been designed to accommodate the demands of e-business and to scale to tens of thousands of concurrent users and millions of information objects.

        Timely Delivery of Relevant Information. Our solution ensures the timely delivery of relevant information by notifying the appropriate users of the information and providing them with access to the information through the web and email. Through the use of rules and profiles, a user can limit the information he receives to meet his specified criteria. The delivery of and access to relevant information is immediate through our automatic publication and notification features. This functionality is designed to ensure that the right information is delivered to the right person at the right time.

        Security and Accountability. Our solution offers the ability to centrally enforce security privileges based on individual or group access level permissions within an organization or across the extended enterprise. For example, rather than attaching documents to email, which is a highly insecure method of distributing information, our solution only sends a link to the content which resides on a secure content server. This approach enhances security in contrast to other forms of information distribution. The use of links also ensures accountability by preserving control of the content in a single location. As a result, organizations using our solution can now track when documents were sent, when they were received and reviewed, when project folders were accessed and who accessed them.

        Our solution has been designed to address the needs of a broad range of markets, such as financial services, retail, manufacturing and distribution, banking and professional services. Initially, we targeted substantially all of our sales and marketing efforts on the legal applications market. The customers in this market require management and organization of a large volume of critical information in a scalable and secure environment. We now intend to leverage on our success and experience in the legal applications market to market our solution to other markets.

STRATEGY

        Our objective is to become the leading provider of e-business content and collaboration management software. Key elements of our strategy to achieve this objective include:

        Capture Market Share. Our strategy is to become the market leader in providing software to enable unified e-business content and collaboration management over the Internet. As our customers deploy our solution, their customers, partners and service providers will be exposed to the benefits and functionality of our products. We believe that the introduction of our products to these non-customers will accelerate industry recognition and adoption of our products. As more and more organizations deploy our e-business solution, we believe that the management, organization and delivery of relevant information will improve, which will drive greater usage.

        Leverage Installed Customer Base. We believe there are significant opportunities to leverage the use of our products throughout our current customer base. Our corporate customers generally deploy our products initially on a departmental basis and we believe that initial customer satisfaction with these deployments will lead to significant opportunities for enterprise-wide adoption. In addition, most companies and professional service firms, including our customers, are just beginning to exploit the business opportunities that the web has created. As they increasingly migrate their business processes to the web, we believe they will need additional licenses of our software to support and enable e-business content and collaboration applications.

        Expand and Leverage Key Business Relationships. To accelerate the acceptance of our solution and to promote the adoption of e-business content and collaboration management over the web, we intend to develop over the next 12 months additional cooperative alliances and relationships with leading information technology consultants, system integrators and unified messaging original equipment manufacturers. We believe that these alliances and relationships will provide additional marketing and sales channels for our products, enable us to more rapidly incorporate additional functions and platforms into our e-business suite of products, and facilitate the successful deployment of customer applications.

        Maintain Technological Leadership. We believe that we offer the most complete e-business content and collaboration management solution available today. We have devoted significant resources to developing our solution over the last four years. We intend to extend our leadership position by continuing to enhance our technology through significant investment in research and development activities. We also plan over the next 12 months to expand our unified content platform by integrating content from new media sources including facsimile machines, photocopiers, voicemail systems and scanners.

        Strengthen International Presence. We believe that there will be significant international opportunities for our products and services and intend to strengthen our global sales, marketing and distribution efforts to address the range of markets and applications for our e-business content and collaboration management solution. We currently have a direct sales presence in Canada, the United Kingdom and the United States. In the Asia/Pacific region, we sell our products through third-party distributors. During the next 12 months, we intend to aggressively strengthen our international presence by adding direct sales personnel and increasing our indirect sales channels to fully capitalize on international market opportunities.

IMANAGE PRODUCTS

        Our iManage suite of e-business content and collaboration management products, which we have developed over the last five years, provides a comprehensive set of application modules that work in concert with each other and the same underlying server. Our current product line consists of the iManage infoCommerce Server and iManage infoLink, iManage infoLook and iManage infoRite application modules.

        The following table describes the major features and benefits of our iManage suite of products.

PRODUCT                  FEATURES                                    BENEFITS
-------                  --------                                    --------
iManage infoCommerce     Application server        Ensures server uptime by splitting server
Server                   failover                  processes across multiple servers so that if
Content and                                        any one server fails, users are
collaboration server                               automatically routed to the next available
                                                   server.

                         Transaction processing    Ensures all server transactions are
                                                   completed in full or the information is
                                                   restored to the previous state before
                                                   the transaction commenced.

                         Content indexing          Allows users to use search
                                                   criteria to find specific information.

                         Roles-based security      Protects content from unauthorized
                                                   access and allows users to be assigned
                                                   security privileges based on
                                                   their role in an
                                                   organization.

iManage infoLook         Auto-notification         Automatically alerts subscribers when new
Microsoft Outlook                                  content has been contributed to a project
integration module                                 folder.

                         Auto-publishing           Automates the process of publishing content
                                                   to an intranet, extranet or Internet web site.

                         Link/URL routing          Allows users to email links and uniform
                                                   resource locators, or URLs, to specific
                                                   server content instead of physically
                                                   transferring content by email, ensuring
                                                   system security, accountability and network
                                                   efficiency.

                         Rules-based processing    Provides the ability to route to
                                                   specific project folders incoming
                                                   email, content and facsimiles
                                                   based on specific user defined rules.

iManage infoLink         Security-based navigation Enables navigation through project folders
Web-portal module                                  and review of content based on security
                                                   privileges.

                         User-definable search     Allows content from multiple projects to be
                         folders                   dynamically grouped together using search
                                                   criteria.

                         Secured content           Allows secure content contribution into
                         contribution              iManage repositories securely over the
                                                   Internet.

iManage infoRite         Content profiling and     Adds context to content and enables users to
Content-authoring module history                   track usage of content and access history.

                         Integrated online         Allows users to search the content of
                         research                  iManage repositories and online information
                                                   services.

                         Microsoft Office          Provides access to iManage repositories and
                         integration               the ability to submit content directly from
                                                   within Microsoft Word, Excel and PowerPoint
                                                   products.

                         Content relationship      Enables information to be grouped so that
                         grouping                  users can track information that is relevant
                                                   to a project, process or individual.

        Our iManage infoCommerce Server provides the core functionality of our content and collaboration management solution. Each of our application modules, iManage infoLook, iManage infoLink and iManage infoRite, works in conjunction with the iManage infoCommerce Server and with one another. Each of these modules delivers additional functionality for different client configurations and applications. An organization can elect to use any combination of iManage infoLink, iManage infoLook and iManage infoRite with the iManage infoCommerce Server as its needs dictate. Additionally, multiple organizations using iManage infoLink with iManage infoCommerce Server enjoy the benefits of using an iManage virtual private network upon which they can collaborate and share information.

        iManage infoLook integrates with Microsoft Outlook and enables users to manage, organize and deliver e-business information, content and documents through the familiar, easy-to-use Outlook environment. iManage infoLink is a web-based user interface that provides full access to all iManage infoCommerce Server content through a web browser. iManage infoRite is a dedicated content-authoring interface that integrates with Microsoft Office publishing tools, such as Excel, Word and PowerPoint and is designed for heavy publishing uses. These application modules allow different users with different interfaces to share and exchange information and content. The overall objective in the design of each element of the iManage suite of products is to provide a simplified mechanism to enable intra-business and business-to-business content and collaboration management capabilities for organizations over their existing email, intranet and Internet networks.

        We also provide the following products:

        iManage Notes Module. The iManage Notes Module enables users of the Lotus Notes application environment to integrate their Notes content and email correspondence directly into an iManage e-business Server repository.

        iManage GroupWise Module. The iManage GroupWise Module enables users of the Novell GroupWise application environment to integrate their GroupWise content and email correspondence directly into an iManage e-business Server repository.

        iManage Software Development Kit, or SDK. iManage SDK is a software development kit developed primarily for third-party developers who wish to integrate their applications with iManage infoCommerce Server repositories. Software integrators also use the iManage SDK to develop their own applications based on the iManage suite of e-business content and collaboration management products.

        Our products are licensed to customers on a per server and a per user basis. We do not license our products on a concurrent user basis, nor are they currently available on a rental or service basis. However, during the fourth quarter, we implemented a subscription licensing model for a newly released product whereby the customer licenses the product for one year to 18 month subscription periods and we are reviewing the model for possible adoption in future product offerings.

SALES AND MARKETING

        We sell our software products through our direct sales force and a network of strategic partners and systems integrators. Our distribution network of over 150 reseller partners and systems integrators complements our direct sales force and represents us in Australia, Canada, New Zealand, the United Kingdom and the United States. Our application specialists provide pre-sales support and post-sales implementation for our customers.

        Our marketing programs focus on creating overall awareness of e-business content and collaboration management. To generate market awareness, we participate in market research, industry analyst product and strategy updates, trade shows and seminars and engage in web site marketing to generate qualified sales leads. We utilize market research in a formal feedback process to determine specific industry segment needs, which we use to define and direct our product development efforts.

        Our sales process consists of engaging senior management, primarily chief information and chief technology officers, at our potential customers to explain the benefits of our solution. With our technical professionals and systems integration partners, we assess the specific needs of the enterprise and create demonstrations and proposals to satisfy customer requirements. We have certified and trained approximately 500 third-party consultants to assist our customers in the technical implementation of our solution.

        We believe that strategic alliances will be increasingly important in marketing and selling our solution and developing customer applications. Over the next 12 months, we intend to broaden the number of alliances we have with key systems integrators. Furthermore, we intend during the next 12 months to aggressively expand our sales, professional services, and marketing staff and devote substantial resources to our sales and marketing activities.

        We have licensed our products to over 500 customers. To date, we have focused our sales and marketing resources primarily on law firms. We derived 84.0%, 89.0% and 93.3% of our total revenues for the years ended December 31, 1997, 1998 and 1999, respectively, from the sale of licenses to law firms and professional service firms. There were no customers that accounted for more than 10% of our total revenues for 1997, 1998 or 1999.

CUSTOMER SERVICE, TRAINING AND SUPPORT

        We believe that customer satisfaction is essential for our long-term success. Our technical support group provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone, email and over the web. We use a customer service automation system to track each customer's inquiry until it is resolved. Our training services group delivers education and training to our customers and partners. We offer a comprehensive series of classes to our customers to provide them with the knowledge and skills to successfully deploy, use and maintain our products. These courses focus on the technical aspects of our products as well as related business issues and processes. We regularly hold our classes in various locations throughout the United States and in our training facilities at our research and development headquarters in Chicago, Illinois.

RESEARCH AND DEVELOPMENT

        We believe that our future success will depend in large part on our ability to enhance our product family, develop new products, maintain technological leadership, and satisfy an evolving range of customer requirements for large-scale interactive online content and collaboration management applications. Our product development organization is responsible for product architecture, core technology, product testing, quality assurance, documentation and expanding the ability of our products to operate with leading hardware platforms, operating systems, database management systems, and key electronic commerce transaction processing standards.

        We believe that our product development team and core technologies represent a significant competitive advantage. Our product development team includes key members of other past research and development organizations that have developed scalable, reliable, critical online applications. We believe our technically skilled, quality-oriented and highly productive development organization is a key component of the success of our new product offerings. We must attract and retain highly qualified employees to further our product development efforts. Our business and operating results could be seriously harmed if we are not able to hire and retain a sufficient number of these individuals.

        Our research and development expenditures were approximately $935,000 for 1997, $2.4 million for 1998 and $4.2 million for 1999. All research and development expenditures have been expensed as incurred. We expect to continue to devote substantial resources to our research and development activities.

COMPETITION

        We have experienced and expect to continue to experience increased competition from current and potential competitors. Many of these companies have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we have. We expect to face competition from these and other competitors, including:

        - companies addressing segments of our market including Agile Software Corp., BackWeb Technologies Ltd., Documentum, Inc., Hummingbird Communications Ltd., Marimba, Inc., Niku Corporation, Open Text Corporation and Tumbleweed Communications Corp.;

        - intranet and groupware companies including IBM and its subsidiary, Lotus Development Corporation, Microsoft and Novell; and

        - in-house development efforts by our customers and potential customers or partners.

        We believe that we may face additional competition from operating system vendors, online service providers, client/server applications and tools vendors and enterprise information portal companies. If any of our competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or other similar transactions, our business could be seriously harmed. In addition, potential competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products.

        We believe that the principal competitive factors in the e-business content and collaboration management market are:

        -       product performance, features, functionality and reliability;

        -       price/performance characteristics;

        -       timeliness of new product introductions;

        -       adoption of emerging industry standards;

        -       brand name; and

        -       access to customers.

        We believe we compete favorably with our competitors on each of the above factors. However, because many of our existing and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources, they may have stronger brand names and access to more customers than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to distribution partners than we can. To remain competitive, we believe we must invest significant resources in enhancing our current products and developing new ones, and maintain customer satisfaction. If we fail to do so, our products will not compete favorably with those of our competitors and our business will be significantly harmed.

        We expect that competition will continue to increase and that our primary competitors may not have entered the market yet. Increased competition could result in price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our operating results to suffer.

INTELLECTUAL PROPERTY

        We believe that our success and ability to compete is dependent on our ability to develop and protect our technology. To protect our proprietary technology, we rely primarily on patent, trademark, service mark, trade secret and copyright laws and contractual restrictions.

        Most of our customers' use of our software is governed by shrink-wrap or signed written license agreements. We also enter into written agreements with each of our channel partners for the distribution of our products. In addition, we seek to avoid disclosure of our trade secrets by requiring each of our employees and others with access to our proprietary information to execute confidentiality agreements with us. We protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

        We currently have one U.S. patent issued, we have applied for two other U.S. patents and we have one pending foreign patent application. It is possible that no patents will be issued from our currently pending patent applications and that our potential future patents may be found invalid or unenforceable, or may be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages or that we may not develop future proprietary products or technologies that are patentable. Additionally, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

        Despite our efforts to protect our proprietary rights, we may be unable to prevent others from infringing upon or misappropriating our intellectual property. Any steps we take to protect our intellectual property may be inadequate, time consuming and expensive. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States.

        Substantial litigation regarding intellectual property rights exists in the software industry. To date, we have not been notified that our technologies infringe the proprietary rights of anyone. We cannot assure you that others will not claim that we have infringed proprietary rights relating to past, current or future technologies. We expect that we could become subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competitive offerings. These claims, even if without merit, could be expensive, time-consuming to defend, divert management's attention from the operation of iManage and cause product shipment delays. If we become liable for infringing intellectual property rights, we would be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

        We license indexing and searching technologies from third parties. We cannot assure you that these technology licenses will not infringe the proprietary rights of others or will continue to be available to us on commercially reasonable terms, if at all. We license Search '97 from Verity, Inc. for search functionality in the iManage infoCommerce Server. This agreement expires in January 2003 and is renewable with the written agreement of the parties. Either party may terminate the agreement for cause before the expiration date with 90 days written notice. In addition, we license Outside In Viewer Technology and Outside In HTML Export from INSO Corporation for file viewing functionality in our solution. This agreement expires in December 2001 and is renewable with the written consent of the parties. Either party may terminate the agreement for cause before the expiration date. If we cannot renew these licenses, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. These types of delays could seriously harm our business.

EMPLOYEES

        As of December 31, 1999, we had 119 full-time employees. Of these employees, 33 were in product development, 47 in sales, marketing and business development, 22 in customer support and training and 17 in finance and administration. None of our employees is subject to a collective bargaining agreement. We believe our relations with our employees are good. Our future success depends on our ability to attract, motivate and retain highly qualified technical and management personnel. From time to time we also employ independent contractors to support our product development, sales, marketing and business development organizations.

ITEM 2. PROPERTIES

        Our principal offices are located in a leased facility in San Mateo, California and consists of approximately 24,000 square feet under leases that expire from 2001 to 2003. Our engineering and customer support personnel and our training facility are located in a leased facility in Chicago, Illinois. This facility consists of approximately 22,000 square feet and our lease is non-cancelable through 2004 and expires in 2009. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

        We are not presently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market under the symbol "IMAN." Our initial public offering of stock was November 17, 1999 at $11.00 per share for an aggregate initial public offering of $45.5 million. The price range per share from November 17, 1999 through December 31, 1999 was $40.06 at the highest and $20.00 at the lowest sale price for our stock as reported by the Nasdaq National Market. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. On March 6, 2000, there were approximately 4,218 stockholders of record.

        The managing underwriters in our initial public offering were Robertson Stephens International, U.S. Bancorp Piper Jaffray and C.E. Unterberg, Towbin. We registered the shares of the common stock sold in the offering under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-86353). The Securities and Exchange Commission declared the registration statement effective on November 17, 1999.

        We paid a total of $3.2 million in underwriting discounts and commissions and approximately $1.1 million has been or will be paid for costs and expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, persons owing 10% or more of any class of our equity securities or any of our affiliates.

        After deducting the underwriting discounts and commissions and the offering expenses, we received net proceeds from the offering of approximately $41.2 million. The net offering proceeds have been used for general corporate purposes, to provide working capital to develop products and to expand our operations. Funds that have not been used have been invested in money market funds, certificate of deposits and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

ITEM 6. SELECTED FINANCIAL DATA

                                                           PERIOD FROM
                                                        OCTOBER 10, 1995                  YEARS ENDED DECEMBER 31,
                                                         (INCEPTION) TO    -----------------------------------------------------
                                                        DECEMBER 31, 1995    1996           1997           1998           1999
                                                        -----------------  --------       --------       --------       --------
                                                                          (in thousands, except per share amounts)
Total revenues ...........................................  $     --       $     74       $  1,530       $  7,741       $ 18,570
Loss from operations .....................................       (64)          (688)        (3,609)        (2,979)        (3,461)
Net loss .................................................       (64)          (692)        (3,596)        (2,840)        (2,775)
Net loss per share -- basic and  diluted .................  $  (0.01)      $  (0.12)      $  (0.57)      $  (0.38)      $  (0.28)
Shares used in net loss per share -- basic and diluted ...     6,000          6,004          6,292          7,455          9,988
Total assets .............................................  $     44       $    511       $  3,260       $ 13,495       $ 63,921
Long-term obligations ....................................  $     --       $     --       $     --       $     --       $  1,388

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Factors That May Impact Future Results" and the risks discussed in our other SEC filings, including our registration statement on Form S-1 declared effective November 17, 1999 by the SEC (File No. 333-86353).

OVERVIEW

        We supply e-business content and collaboration management software that provides organizations with a web-based unified content platform that manages, organizes and delivers relevant information from a variety of sources in a centralized manner throughout the extended enterprise. We believe we are a leading provider of e-business content and collaboration management software, based on the number of customers we serve and the features our software provides. Since 1996, we have licensed our products to over 500 customers for use by over 100,000 end users.

        We were incorporated in October 1995 and commenced operations shortly after that time. During the period October 1995 through September 1996 we were a development stage company and had no revenues. Our operating activities during this period related primarily to developing our product, building our corporate infrastructure and raising capital. In October 1996, we released the first version of our iManage infoCommerce Server and iManage infoRite, and sold them through a small sales force and support staff. In June 1997, we enhanced our iManage suite of products and shipped iManage infoLink. In March 1998, we released an enhanced version of iManage infoCommerce Server. We began shipping our iManage infoLook in August 1999.

        Through December 31, 1999, substantially all of our total revenues were derived from licenses of the iManage infoCommerce Server, iManage infoRite and iManage infoLink and related services. We currently expect that substantially all of our total revenues will continue to be derived from our iManage infoCommerce Server, iManage infoRite and iManage infoLink product lines and related services. Our license revenues are based on the number of users and servers. Support and services revenues consist of customer support, training and consulting. Customers who license our products generally purchase support contracts, which are billed on a subscription basis typically covering a 12-month period. Training services are billed on a per student or per class session basis and consulting is customarily billed at a fixed daily rate plus our out-of-pocket expenses.

        We market our software and services primarily through our direct sales organization, resellers and system integrators in Canada, the United Kingdom and the United States, and through distributors in Australia and New Zealand. Revenues from iManage infoCommerce Server, iManage infoRite and iManage infoLink licenses and services to customers outside the United States and Canada have been insignificant to date.

        Through 1997, we recognized revenues based on the American Institute of Certified Public Accountants Statement of Position 91-1. Commencing in 1998, we began recognizing revenues based on the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, as amended by Statement of Position 98-4. Further implementation guidelines relating to these standards may result in unanticipated changes in our revenue recognition practices, and these changes could affect our future revenues and earnings.

        We recognize license revenues upon shipment of a product master if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns can be reasonably estimated and if applicable, acceptance criteria have been met. During the fourth quarter of 1999, we implemented a subscription licensing model for a newly released product whereby the customer licenses the product for one year to 18 month subscription periods under an arrangement that includes customer support and software updates during the term of the license. Revenues associated with this software product and related services are recognized ratably over the applicable license period. Provisions for estimated warranty costs and sale returns are recorded at the time of shipment.

        For contracts with multiple obligations, for example, deliverable and undeliverable products, support and other service, we allocate revenues to the undelivered element of the contract based on objective evidence of its fair value. This objective evidence is the sales price of the element when sold separately by us or the renewal rate specified in the arrangement for licensing arrangements with terms of one year to 18 months that include customer support and software updates. We generally do not allow the right of return but have accepted returns in isolated instances when resellers, system integrators and distributors have incorrectly ordered product. We recognize revenues allocated to undelivered products when the criteria for license revenues described above are met. We recognize support and services revenues, including amounts allocated from contracts with multiple obligations and for ongoing customer support, ratably over the period of the support contract. Our support and service arrangements entitle customers to telephone support and unspecified upgrades and enhancements. Payments for support and services are generally made in advance and are non-refundable. For revenues allocated to training and consulting services or derived from the separate sales of these services, we recognize revenues as the related services are performed.

        Our cost of license revenues includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and packaging costs. Our cost of support and services revenues includes salaries and related expenses for the customer support, professional services and training organization and an allocation of overhead expenses.

        Our operating expenses are classified as sales and marketing, research and development, general and administrative and stock-based compensation. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expense categories, including salaries, employee benefits, incentive compensation, bonuses, travel costs, professional fees, telephone, communication and rent and allocated facilities costs. The sales and marketing category of operating expenses includes additional expenditures specific to the sales group, such as commissions, and expenditures specific to the marketing group, including public relations and advertising, trade shows and marketing collateral materials. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and we have expensed all costs related to internal research and development as we have incurred them.

        In connection with the granting of stock options to our employees and consultants, we have recorded deferred stock-based compensation totaling approximately $10.4 million through December 31, 1999, of which approximately $4.0 million remains to be amortized. This amount represents the difference between the exercise price and the current estimated fair value of our common stock on the date these stock options were granted. This amount is included as part of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. We recognized stock-based compensation expense of approximately $2.1 million in 1997, $1.1 million in 1998 and $3.6 million in 1999, which includes stock-based compensation expense amounts for services provided before the grant date of the options. Future compensation expense from options granted through December 31, 1999 is estimated to be approximately $2.5 million for 2000, $1.0 million for 2001, $399,000 for 2002 and $57,000 for 2003.

        We anticipate that our operating expenses will increase substantially as we intend to continue to incur significant research and development costs and invest heavily in the expansion of our sales, marketing and support organizations to build an infrastructure to support our long-term growth strategy. The number of our full-time employees increased from 59 as of December 31, 1998 to 119 as of December 31, 1999. We will seek to hire additional employees in the future. As a result of investments relating to the expansion of our business, we have incurred net losses in each quarter since inception and, as of December 31, 1999, had an accumulated deficit of $10.0 million. To achieve profitability, we will have to increase our total revenues significantly. We cannot assure you that we will ever attain or maintain profitability.

        In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful and should not be relied upon as indicative of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. We cannot assure you we will be successful in addressing these risks and difficulties.

REVENUES

                                                                                            % CHANGE
                                               1997          1998          1999         97/98       98/99
                                              -------       -------       -------       -----       -----
                                                         (IN THOUSANDS)
License                                       $ 1,172       $ 6,509       $14,257       455.4%      119.0%
Support and services                              358         1,232         4,313       244.1%      250.1%
                                              -------       -------       -------
    Total revenues                            $ 1,530       $ 7,741       $18,570       405.9%      139.9%
                                              =======       =======       =======

Sources of revenue as a percent of total revenue

                                                1997         1998          1999
                                              -------       -------       -------
License                                        76.6%         84.1%         76.8%
Support and services                           23.4%         15.9%         23.2%

        License Revenues. Our license revenues increased $5.3 million, or 455.4%, from 1997 to 1998, and $7.7 million, or 119.0%, from 1998 to 1999. The increase in our license revenues from 1997 to 1998 and from 1998 to 1999 was primarily due to increased market acceptance of iManage infoCommerce Server, iManage infoRite and iManage infoLink and increased prices for these products for the period from 1997 to 1999.

        Support and Services Revenues. Our support and services revenues increased $874,000, or 244.1%, from 1997 to 1998, and $3.1 million, or 250.1%, from 1998 to 1999. Support and services revenues consisted primarily of customer support and, to a lesser extent, training and consulting services, associated with the increasing license revenues during these periods. The increase in absolute dollars in support and services revenues for the above periods reflects the increasing customer installation base of our iManage infoCommerce Server, iManage infoRite and iManage infoLink.

COST OF REVENUES

                                                                                        % CHANGE
                                              1997       1998        1999          97/98        98/99
                                              ----      -----      --------       --------     --------
                                                    (IN THOUSANDS)
License                                       $136      $  414     $    773          204.4%        86.7%
Support and services                           163       1,213        2,732          644.2%       125.2%

Cost of revenues as a percent of related revenue

                                              1997      1998         1999
                                              ----      -----      --------
License                                       11.6%      6.4%        5.4%
Support and services                          45.5%     98.5%       63.3%

        Cost of License Revenues. Cost of license revenues increased $278,000, or 204.4%, from 1997 to 1998, and $359,000, or 86.7%, from 1998 to 1999. The increase in 1997 to 1998 was a result of increased royalties to third parties for technology integrated into our iManage infoCommerce Server in the fourth quarter of 1997 and the first quarter of 1998. The increase from 1998 to 1999 was primarily the result of increased costs of media associated with the increasing license revenues during this period.

        Cost of Support and Services Revenues. Cost of support and services revenues increased $1.0 million, or 644.2%, from 1997 to 1998 and $1.5 million, or 125.2%, from 1998 to 1999. The increases from 1997 to 1998 resulted primarily from an increase of $689,000 in personnel-related expenses from increases in technical support and training personnel and an increase of $213,000 in increased travel-related costs to manage and support our growing customer base. The increases from 1998 to 1999 were primarily the result of an increase of $742,000 in personnel-related expenses from increases in technical support, professional services personnel and training personnel and an increase of $538,000 in facilities-related expenses.

OPERATING EXPENSES

                                                                                           % CHANGE
                                               1997         1998          1999         97/98        98/99
                                              ------       ------       --------       ------       ------
                                                       (IN THOUSANDS)
Sales and marketing                           $1,120       $4,393       $  8,530        292.2%        94.2%
Research and development                         935        2,351          4,180        151.4%        77.8%
General and administrative                       706        1,295          2,227         83.4%        72.0%
Net interest income                               13          139            718        969.2%       416.5%
Provision for income taxes                        --           --             32           --           --

Operating expenses as a percent of total revenue

                                               1997          1998         1999
                                              ------       ------       --------
Sales and marketing                            73.2%        56.7%         45.9%
Research and development                       61.1%        30.4%         22.5%
General and administrative                     46.1%        16.7%         12.0%
Net interest income                             0.8%         1.8%          3.9%
Provision for income taxes                       --           --           0.2%

        Sales and Marketing. Sales and marketing expenses increased $3.3 million from 1997 to 1998 and $4.1 million from 1998 to 1999. The increases from 1997 through 1999 primarily reflected investments in our sales and marketing infrastructure, which included an increase of $2.3 million in 1998 and an increase of $2.2 million in 1999 related to significant personnel-related expenses including salaries, benefits and commissions, recruiting fees, and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. Sales and marketing employees totaled nine as of December 31, 1997, 23 as of December 31, 1998 and 47 as of December 31, 1999, representing increases of 155.6% from 1997 to 1998 and 104.3% from 1998 to 1999. The increase in sales and marketing expenses from 1997 to 1998 also reflected an increase of $399,000 in travel and entertainment expenses, an increase of $340,000 in public relations and trade show expenses, and an increase of $201,000 in facility-related overhead costs. The increase in sales and marketing expenses from 1998 to 1999 reflected an increase of $483,000 in travel and entertainment expenses, $475,000 in facilities related expenses, $434,000 in professional services costs, and an increase of $238,000 in public relations and trade show expenses. The decreases in sales and marketing expenses as a percentage of total revenues from 1997 through 1999 results from more rapid growth of our total revenues compared to the growth of sales and marketing expenses in these periods.

        Research and Development. Research and development expenses increased $1.4 million from 1997 to 1998 and $1.8 million from 1998 to 1999. The increases from 1997 through 1999 were primarily related to increased personnel costs resulting from the increase in the wage rates, benefits and the number of software developers and quality assurance personnel and third-party consultants to support our product development and testing activities related to the development of iManage infoRite, iManage infoLink and iManage infoLook, as well as enhancements to iManage infoCommerce Server. Our research and development employees totaled 12 as of December 31, 1997, 16 as of December 31, 1998 and 33 as of December 31, 1999, representing increases of 33.3% from 1997 to 1998 and 106.3% from 1998 to 1999. The increase from 1998 to 1999 is also due to increased facility costs. The decreases in research and development expenses as a percentage of total revenues from 1997 through 1999 results from increases in our total revenues.

        General and Administrative. General and administrative expenses increased $589,000 from 1997 to 1998 and $932,000 from 1998 to 1999. The increases from 1997 through 1999 were primarily the result of increased personnel costs of $339,000 in 1998 and $450,000 in 1999 resulting from additional finance, executive and administrative personnel and increases of $245,000 in 1998 in professional service costs, primarily accounting and legal, to support the growth of our business during these periods. The increase from 1998 to 1999 is also due to increased facility costs.

        Net Interest Income. Net interest income increased $126,000 from 1997 to 1998 and $579,000 from 1998 to 1999. The increases from 1997 through 1999 were primarily related to higher invested cash balances as a result of proceeds received from the issuance of our series A, B and C preferred stock and our initial public offering in the fourth quarter of 1999, offset by interest expense from our equipment line of credit.

        Provision for Income Taxes. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable and the change during the period in deferred tax assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

        In November 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $41.2 million. Prior to the offering, we had funded our operations primarily through sales of convertible preferred stock, resulting in net proceeds of $10.9 million through September 30, 1999. To a lesser extent, we have financed our operations through lending arrangements. As of December 31, 1999, we had cash, cash equivalents and short-term investments of $51.0 million and approximately $3.6 million of available borrowings under a line of credit.

        Net cash used in operating activities was $1.8 million in 1997 and $622,000 in 1998; $5.9 million was provided by operating activities in 1999. For the 1997, 1998 and 1999 periods, cash used by operating activities was primarily a result of funding ongoing operations. Cash provided by operations in 1997, 1998 and 1999 was primarily the result of increasing sales of our iManage suite of products, receipt of cash associated with license and support and service revenues in advance of revenue recognition and non-cash charges associated with stock-based compensation expense.

        For the last 3 years, our investing activities have consisted of purchases of property and equipment and, in 1999, the purchase of short-term and long-term investments. Net cash used in investing activities totaled $192,000 in 1997, $431,000 in 1998 and $8.3 million in 1999. We finance the acquisition of property and equipment primarily through a line of credit. Our property and equipment largely consists of computer hardware and software and furniture and fixtures for our increasing employee base as well as for our management information systems. We anticipate that we will experience an increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

        Our financing activities provided $3.4 million in 1997, $6.9 million in 1998 and $42.7 million in 1999. In 1997, cash provided by financing activities consisted primarily of $3.4 million received in connection with the sale of series A and series B preferred stock. In 1998, cash provided by financing activities consisted primarily of $7.0 million received in connection with the sale of series B and series C preferred stock. In 1999, cash provided by financing activities consisted primarily of $41.2 million generated from our initial public offering.

        As of December 31, 1999, we had a revolving line of credit with a bank for $5.0 million, which bears interest at the lending bank's prime rate plus 0.25%. Borrowings were limited to the lesser of 80% of eligible accounts receivable or $5.0 million and were secured by substantially all of our assets. As of December 31, 1999, we could have borrowed approximately $3.6 million but had not borrowed any amount as of that date. In addition, as of December 31, 1999, we had an equipment line of credit with a bank for $2.0 million, which bears interest at the lending bank's prime rate plus 0.5%. As of December 31,

1999, we had borrowed the full $2.0 million under the equipment line of credit. Both lines of credit include covenant restrictions requiring us to:

        (a) maintain a monthly quick assets to current liabilities ratio of at least two to one;

        (b) maintain a minimum profitability level requiring that we not incur a net loss, as defined, in all quarters of a fiscal year, except we are permitted to incur a loss of $150,000 in one quarter per fiscal year, and

        (c) limit our ability to declare and pay dividends.

        The net loss is determined based upon our operating results, excluding charges for software development and non-cash charges for amortization of stock-based compensation. We were in compliance with these covenants at December 31, 1999.

        We currently anticipate that the net proceeds of our initial public offering, together with our existing lines of credit and available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures at least through the next 12 to 24 months. However, we may be required, or could elect, to seek additional funding before that time. Our future capital requirements will depend on many factors, including our future revenue, the timing and extent of spending to support product development efforts and expansion of sales, general and administrative activities, the timing of introductions of new products and market acceptance of our products. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all.

YEAR 2000 COMPLIANCE

        Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because the systems were developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This error could result in system failures or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with these year 2000 requirements.

        To date, we have had no issues relating to our products due to year 2000 compliance issues. We have not encountered any material year 2000 problems with our internal management information or computer systems or any other equipment that might be subject to these problems.

        To date, the total cost of year 2000 problems has not been material to our business.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1998, the American Institute of Certified Public Accountants released Statement of Position 98-9 or SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the residual method when (a) there is no vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (b) VSOE of fair value does not exist for one or more of the delivered elements and (c) all revenue recognition criteria of SOP 97-2, other than the requirement for VSOE of the fair value of each delivered element, are satisfied. The provisions of SOP 98-9 that extend the deferral of various paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. We currently anticipate that there will be no significant impact on our financial position or results of operations for the implementation of the requirements of SOP 98-9.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for

Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or SFAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. We do not currently hold derivative instruments or engage in hedging activities. We currently anticipate that there will be no significant impact on our financial position or results of operations for the implementation of the requirements of SFAS No. 133 and SFAS No. 137.

        In November 1999, the SEC issued Staff Accounting Bulletin 100, or SAB 100, which clarifies the SEC's views on accounting for and disclosing certain expenses incurred in connection with exit activities and business combinations. In December 1999, SAB 101 was issued which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We do not expect SAB 100 to have a material effect on our financial position, results of operation, or cash flow. We are currently evaluating the impact SAB 101 will have on our financial position and results of operations.

FACTORS THAT MAY IMPACT FUTURE RESULTS

        Our limited operating history may prevent us from achieving success in our business.

        We were founded in October 1995 and began shipping our first product in October 1996. Because of our limited operating results, we have limited insight into trends that may emerge and affect our business. As a result, an evaluation of our prospects is difficult to make. The potential revenues and income of our business and many of the markets we intend to target are unproven.

        We face significant risks because of our limited operating history, including:

        - we have a limited number of product offerings and will need to successfully introduce new products and enhance our existing offering, with, for example, an enhanced version of iManage infoLink, which we released in the fourth quarter of 1999 and an enhanced version of iManage infoCommerce Server, which we released in the first quarter of 2000;

        - we need to sell additional licenses and software products to our existing customers and expand our customer base beyond legal and other professional service firms; and

        - we need to expand our sales and marketing and customer support organization to focus on a broad range of markets and build strategic relationships with information technology consultants, systems integrators and unified messaging original equipment manufacturers to increase sales.

        If we do not successfully address any of these and other challenges, our business and operating results will be seriously harmed.

        We have an accumulated deficit of approximately $10.0 million as of December 31, 1999 and may not be able to achieve profitability.

        Our failure to significantly increase our total revenues would seriously harm our business and operating results. To increase our revenues, we must incur significant expenses to increase our research and development, sales and marketing and general and administrative resources. If our revenues do not grow to offset these increased expenses, we will not be profitable. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

        Our quarterly operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly.

        Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. As a result, we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicators of our future performance. In the future, our operating results may be below the expectations of securities analysts and investors. Our failure to meet these expectations would likely cause the price of our common stock to decline. Operating results vary depending on a number of factors, including:

        -       the size, timing, terms and fluctuations of customer orders; and

        -       the timing of the introduction or enhancement of products by us.

        In addition, depending on the manner in which we sell existing or future products, this could have the effect of extending the length of time over which we recognize revenues. Our quarterly revenues could be significantly affected based on how applicable accounting standards are amended or interpreted over time.

        Also, the adoption of our subscription licensing model, which requires the recognition of license revenue over the term of the agreement, may result in lower quarterly revenues in the period when the products were sold when compared to quarters in which subscription licenses were not sold.

        Furthermore, our expense levels are relatively fixed and are based, in part, on expectations of future revenues. Therefore, if revenue levels fall below our expectations, our net loss will increase because only a small portion of our expenses vary with our revenues.

        Our revenues will decline significantly if the market does not continue to accept our iManage suite of products.

        In 1998 and 1999, we derived substantially all of our license revenues from the sale of licenses for our iManage infoCommerce Server, iManage infoRite and iManage infoLink products. We currently expect to continue to derive a majority of our license revenues from these products. If the market does not continue to accept these products, our revenues will decline significantly and this could negatively affect our operating results. Factors that may affect the market acceptance of these products include the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control.

        We have always been heavily dependent upon law firm customers. If we do not expand sales of our products to other customers, we may not be able to grow our revenues consistent with past growth rates and our operating results will suffer.

        We derived 89.0% and 93.3% of our total revenues in 1998 and 1999, respectively, from the sale of licenses to law firms and professional service firms. Our future success is substantially dependent on our ability to sell a significant number of licenses to customers in other businesses, particularly large multi-national corporations. To sell a significant number of licenses to these businesses, we must devote time and resources to train our sales employees to work in industries outside law firms and professional service firms. We may not be successful in our efforts. Unlike law firms and professional service organizations, customers in other industries, including large multi-national corporations, may not require or perceive the value of our content and collaboration management solution. If we cannot license our products to customers in other industries, our business could be significantly adversely affected.

        We may be unable to penetrate additional markets and grow our revenues if we do not successfully obtain leads or referrals from our customers.

        To increase sales of our e-business content and collaboration management solution and grow our total revenues, we will try to obtain leads or referrals from our current customers. If we are unable to maintain these existing customer relationships, or fail to establish additional relationships, we will have to devote substantially more resources, both financial and personnel, to the sales and marketing of our products. As a result, our success depends in part on the ultimate success of these current relationships and the willingness of our customers to provide us with these introductions, referrals and leads. Our current customer relationships do not, and any future relationships we establish may not, afford us any exclusive marketing or distribution rights. In addition, at any time, our customers may terminate their relationships with us, pursue other relationships with our competitors or develop or acquire products that compete with our products. Even if our customers provide us with leads and introductions, we may not penetrate additional markets or grow our revenues.

        If the emerging market for e-business content and collaboration management software does not develop as quickly as we expect, our business will suffer.

        The market for e-business content and collaboration management software has only recently begun to develop, is rapidly evolving and will likely have an increasing number of competitors. We cannot be certain that a viable market for our products will emerge or be sustainable. If the e-business content and collaboration management market fails to develop, or develops more slowly than expected, demand for our products will be less than anticipated and our business and operating results would be seriously harmed.

        Furthermore, to be successful in this emerging market, we must be able to differentiate our business from our competitors through our product and service offerings and brand name recognition. We may not be successful in differentiating our business or achieving widespread market acceptance of our products and services. In addition, enterprises that have already invested substantial resources in other methods of managing their content and collaborative process may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems.

        Due to our lengthy and variable sales cycle, we may not be able to predict when or if sales will be made and we may experience unplanned shortfalls in revenues.

        Our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results. Customers often view the purchase of our products as a significant and strategic decision, and this decision typically involves a considerable commitment of resources and is influenced by the customers' budget cycles. Selling our products also requires us to educate potential customers on their use and benefits because our e-business content and collaboration management software is a new category of product. As a result, our products have a lengthy sales cycle, which has historically ranged from approximately two to six months.

        As potential customers evaluate our products and before they place an order with us, we typically expend significant sales and marketing expenses. Larger customers may purchase our products as part of multiple, simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in our product sales. If sales forecasted from a specific customer for a particular quarter are not realized, we may experience unplanned shortfalls in revenues. As a result, we have only a limited ability to forecast the timing and size of sales of our products.

        Competition from providers of software enabling content and collaboration management among businesses may increase, which could cause us to reduce our prices, and result in reduced gross margins or loss of market share.

        The market for products that enable companies to manage and share content and collaborate throughout an extended enterprise is new, highly fragmented, rapidly changing and increasingly competitive. We expect competition to continue to intensify, which could result in price reductions for our products, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business and financial condition.

        If our efforts to enhance existing products and introduce new products are not successful, we may not be able to generate demand for our products.

        Our future success depends on our ability to provide a comprehensive e-business content and collaboration management solution. To provide this comprehensive solution, we must continually develop and introduce high quality, cost-effective products as well as product enhancements on a timely basis. If the market does not accept new products, our business will suffer and our stock price will likely fall.

        In addition, while our current product offerings have the ability to manage many types of content, such as graphics, video, text, audio and data, we are dependent upon third parties to develop additional interfaces that will enable the deposit of other types of structured relational data, particularly data generated by enterprise resource planning systems, into the iManage infoCommerce Server. These third parties may not be able to develop these technologies, and we may therefore not be able to continue to offer a comprehensive e-business content and collaboration management solution. Our failure to offer a comprehensive solution would seriously harm our business.

        If our products cannot scale to meet the demands of thousands of concurrent users, our targeted customers may not license our solutions, which will cause our revenue to decline.

        Our strategy is to target large organizations that, because of the significant amounts of information and content that they generate and use, require our e-business content and collaboration management solution. For this strategy to succeed, our software products must be highly scalable; that is, they must be able to accommodate thousands of concurrent users. If our products cannot scale to accommodate a large number of concurrent users, our target markets will not accept our products and our business and operating results will suffer.

        While we and independent test laboratories have tested the scalability of our products in simulations, we have not had the opportunity to observe the performance of our products in the context of an actual large-scale, that is, tens to hundreds of thousands of concurrent users, customer implementation. If our customers cannot successfully implement large-scale deployments, or if they determine that our products cannot accommodate large-scale deployments, our customers will not license our solutions and this will materially adversely affect our financial condition and operating results.

        Our products might not be compatible with all major platforms, which could inhibit sales and harm our business.

        We must continually modify and enhance our products to keep pace with changes in computer hardware and software and database technology, as well as emerging technical standards in the software industry. For example, we have designed our products to work with databases and servers such as Informix, Oracle and SQL Server and software applications including Microsoft Office, Lotus Notes and Novell GroupWise. Any changes to these platforms could require us to modify our products and could cause us to delay releasing a product until the updated version of that platform or application has been released. As a result, customers could delay purchases until they determine how our products will operate with these updated platforms or applications.

        In addition, our iManage infoCommerce Server runs on the Windows NT platform. If a customer does not currently use the Windows NT platform and does not choose to adopt this platform, we will be unable to license our products to this customer. Furthermore, some of our products do not run on other popular operating systems, such as the UNIX operating system. If another platform becomes more widely used, we could be required to convert our product to that platform. We may not succeed in these efforts, and even if we do, potential customers may not choose to license our product.

        Defects in our software products could diminish demand for our products.

        Our software products are complex and may contain errors that may be detected at any point in the life of the product. We cannot assure you that, despite testing by us, our implementation partners and our current and potential customers, errors will not be found in new products or releases after shipment, resulting in loss of revenues, delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs. If any of these were to occur, our business would be adversely affected and our stock price could fall.

        Because our products are generally used in systems with other vendors' products, they must integrate successfully with these existing systems. System errors, whether caused by our products or those of another vendor, could adversely affect the market acceptance of our products, and any necessary revisions could cause us to incur significant expenses.

        If we are unable to respond to rapid market changes due to changing technology and evolving industry standards, our future success will be adversely affected.

        The market for our products is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and changes in customer demands. Our future success will depend to a substantial degree on our ability to offer products and services that incorporate leading technology, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

        - our technology or systems may become obsolete upon the introduction of alternative technologies, such as products that better manage various types of content; and

        - we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies or service offerings.

        Our products may lack essential functionality if we are unable to obtain and maintain licenses to third-party software and applications.

        We rely on software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. For example, we license Search '97 from Verity, Inc. and we license Outside In Viewer Technology and Outside In HTML Export from INSO Corporation. The functionality of our products therefore depends on our ability to integrate these third-party technologies into our products. Furthermore, we may license additional software from third parties in the future to add functionality to our products. If our efforts to integrate this third-party software into our products are not successful, our customers may not license our products and our business will suffer.

        In addition, we would be seriously harmed if the providers from whom we license software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to us on commercially reasonable terms or at all. Our license agreement with Verity terminates in January 2003 and our agreement with INSO terminates in December 2001. Each of these license agreements may be renewed only with the other party's written consent. The loss of, or inability to maintain or obtain licensed software, could result in shipment delays or reductions. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

        If we are unable to protect our intellectual property, we could lose market share, incur costly litigation expenses or lose valuable assets.

        We believe that our continued success depends on protecting our proprietary technology. We rely on a combination of patent, trademark, service mark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. In addition, we enter into confidentiality or license agreements with our employees and consultants, and control access to and distribution of our software, documentation and other proprietary information. These legal and practical protections afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. These attempts, if successful, could cause us to lose market share and thus harm our business and operating results. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources and could seriously harm our business and operating results. In addition, as we expand our international sales, we may find that the laws of many countries, particularly those in the

Asia/Pacific region, do not protect our proprietary rights to as great an extent as the laws of the United States.

        Others may bring infringement claims against us which could be time consuming and expensive for us to defend.

        Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our products. For example, we may discover that third parties have developed similar or competing technologies to manage, organize and deliver information and content. As a result, we may be found to infringe on the proprietary rights of others. Furthermore, companies in the software market are increasingly bringing suits that allege infringement of their proprietary rights, particularly patent rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

        - cease using key aspects of our e-business content and collaboration management solution that incorporate the challenged intellectual property;

        - obtain a license from the holder of the infringed intellectual property right; and

        -       redesign some or all of our products to avoid infringing.

        In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed.

        We could be subject to product liability claims if our customers' information or content is damaged through the use of our products.

        If software errors or design defects in our products cause damage to customers' data and our agreements do not protect us from related product liability claims, our business, financial condition and operating results may be materially adversely affected. Errors, bugs or viruses may result in the loss of market acceptance or the loss of customer data. Our agreements with customers that attempt to limit our exposure to product liability claims may not be enforceable in jurisdictions where we operate.

        We may be unable to retain our current key personnel and attract additional qualified personnel to operate and expand our business.

        Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, such as Mahmood Panjwani, our president and chief executive officer, and Rafiq Mohammadi, our chief technology officer. We may not be successful in attracting, assimilating or retaining qualified personnel in the future. None of our senior management or other key personnel is bound by an employment agreement. If we lose one or more of these key employees, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other high-technology companies, we face intense competition for qualified personnel.

        Our total revenues will not increase if we fail to successfully manage our growth and expansion.

        Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our limited resources. We have grown from 29 employees at January 1, 1998 to 119 employees at December 31, 1999. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among our executive, research and development, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could seriously harm our business and operating results.

        As we expand our operations internationally, we will face significant risks in doing business in foreign countries.

        A key component to our business strategy is to expand our existing sales and marketing activities internationally, particularly in Asia, Australia, Europe, New Zealand and the United Kingdom. If our efforts are successful, we will be subject to a number of risks associated with international business activities, including:

        - costs of customizing our products for foreign countries, including localization, translation and conversion to international and other foreign technology standards;

        - compliance with multiple, conflicting and changing governmental laws and regulations, including changes in regulatory requirements that may limit our ability to sell our software in particular countries;

        - import and export restrictions, tariffs and greater difficulty in collecting accounts receivable; and

        - foreign currency-related risks if a significant portion of our revenues become denominated in foreign currencies.

Our failure to successfully address any of these risks will hurt our operations and may prevent our total revenues from growing.

        Future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

        As part of our business strategy, we may find it necessary to acquire additional businesses, products or technologies that we feel could complement or expand our business, increase our market coverage, enhance our technical capabilities or offer other types of growth opportunities. If we identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. Furthermore, completing a potential acquisition and integrating an acquired business will cause significant diversions of management time and other resources. Since we have never acquired another business, we may experience unexpected difficulties and obstacles in acquiring and integrating new operations.

        If we consummate a significant acquisition in which the consideration consists of stock or other securities, your equity could be significantly diluted. If we were to proceed with a significant acquisition in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate that acquisition. Acquisition financing may not be available on favorable terms, if at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would seriously harm our operating results.

        We may be unable to meet our future capital requirements which would limit our ability to grow.

        We may need to seek additional funding in the future. We do not know if we will be able to obtain additional financing on favorable terms, if at all. In addition, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We develop products in the United States and market our products in North America, and to a lesser extent in Europe and Asia/Pacific regions. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because substantially all of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments, including money market funds and commercial paper, and long-term investments mature between one and two years. Our interest expense is also sensitive to changes in the general level of U.S. interest rates because the interest rate charged varies with the prime rate. Due to the nature of our investments, we believe that there is not a material risk exposure.

ISSUES RELATED TO THE EUROPEAN MONETARY CONVERSION

        On January 1, 1999, member states of the European Economic Community, or the EEC, fixed their currencies to a new currency, the euro. On that day, the euro became a functional legal currency within these countries. Furthermore, during the three years beginning on January 1, 1999, business in these EEC member states will be conducted in both the existing national currency, such as the Netherlands guilder, French franc or Deutsche mark, and the euro. Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the euro. We are still assessing the impact that the euro will have on our internal systems and products. While we believe our enterprise-wide information systems will be euro-compliant, we have not tested these systems. We have not determined the costs related to any euro-related problems that may arise in the future. These problems may materially adversely affect our business, operating results and financial condition.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

        The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or soon will be filing. This is called "Incorporation by Reference." We intend to file our definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table provides information concerning executive officers of iManage as of December 31, 1999:

NAME                              AGE                             POSITION
----                              ---                             --------
Mahmood Panjwani...............   41  President, Chief Executive Officer and Chairman of the Board
                                      of  Directors
Owen Carton....................   35  Vice President, Marketing and Strategic Planning
Mark Culhane...................   40  Chief Financial Officer and Secretary
Rafiq Mohammadi................   39  Chief Technology Officer, Vice President, Engineering and
                                      Director
Shamshad Rashid................   39  Vice President, Business Development
Philip Uchno...................   44  Vice President, Worldwide Sales

----------

        Mahmood Panjwani is a co-founder of iManage and has served as our president, chief executive officer and chairman of our board of directors since October 1995. In August 1988, Mr. Panjwani founded Q-Image Corporation, a consulting services company, and served as its president and chairman of the board of directors until December 1997.

        Owen Carton has served as our vice president, marketing and strategic planning since July 1998. Before joining iManage, from November 1996 to June 1998, Mr. Carton was vice president, marketing at FrontOffice Technologies, Inc., a messaging and knowledge management software company. From 1993 to 1996, Mr. Carton was vice president, marketing for Timeline Inc., a financial analysis, budgeting and reporting systems company. From 1985 to 1993, Mr. Carton held various senior level product marketing positions for Microsoft Corporation.

        Mark Culhane has served as our chief financial officer and secretary since September 1998. From June 1992 to December 1997, Mr. Culhane held various positions at SciClone Pharmaceuticals, a publicly-held life science company, his last position being that of SciClone's chief financial officer, vice president, finance and administration and secretary from May 1994 through December 1997. From 1982 to the time that Mr. Culhane joined SciClone, he held various positions at Price Waterhouse LLP, now known as PricewaterhouseCoopers LLP, most recently as senior manager. Mr. Culhane is a certified public accountant.

        Rafiq Mohammadi is a co-founder of iManage and has served as our chief technology officer and director since October 1995. Between 1985 and 1995, Mr. Mohammadi co-founded and served as president of M/H Manage, a company that developed and distributed software that converted documents between different platforms and formats.

        Shamshad Rashid is a co-founder of iManage and has served as our vice president, business development since October 1995. Ms. Rashid served as vice president, operations at Q-Image, and has served as its president since December 1997.

        Philip Uchno has served as our vice president, worldwide sales since May 1999. From 1989 to the time he joined iManage, Mr. Uchno was employed by Silicon Graphics, Inc. where he began as a regional sales manager and then director, telecommunications marketing. In July 1997, Mr. Uchno became Silicon Graphics' vice-president, Asia-Pacific field operations and held that position until July 1998 when he was appointed vice president, manufacturing industry marketing.

        The information regarding directors required by this Item is incorporated by reference from the section entitled "Proposal No. 1 - Election of Directors" in our definitive Proxy Statement.

        The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the section entitled "Executive Compensation" in our definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in our definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference from the section entitled "Certain Transactions" in our definitive Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        (a)     The following documents are filed as part of this report:

                1.      Financial Statements:

                          Index to Consolidated                         PAGE
                          Financial Statements                         NUMBER
                          ---------------------                        ------
Report of Independent Accountants.......................................  30
Consolidated Balance Sheets as of December 31, 1998 and 1999............  31
Consolidated Statements of Operations and Other Comprehensive
   Loss for the years ended December 31, 1997, 1998 and 1999............  32
Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1997, 1998 and 1999.....................................  33
Consolidated Statements of Cash Flows for the years ended December 31,
   1997, 1998 and 1999..................................................  34
Notes to Consolidated Financial Statements..............................  35

                2.      Financial Statement Schedule:

                        See Exhibit 27.1 filed as part of this report.

                All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

                3.      Exhibits:

                See Index to Exhibits on page 50 hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

        (b)     Reports on Form 8-K:

        None.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of iManage, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 29 present fairly, in all material respects, the financial position of iManage, Inc. and its subsidiary at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 19, 2000

                                  IMANAGE, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  DECEMBER 31,
                                                                            -------------------------
                                                                              1998             1999
                                                                            --------         --------
ASSETS
Current assets:
   Cash and cash equivalents                                                $  7,617         $ 47,985
   Short-term investments                                                         --            3,028
   Trade accounts receivable, net of allowance for doubtful accounts
       of $175 in 1998 and $135 in 1999                                        4,194            5,704
   Other current assets                                                          443              831
                                                                            --------         --------
           Total current assets                                               12,254           57,548
Property and equipment, net                                                      483            1,913
Long-term investments                                                             --            3,223
Other assets                                                                     758            1,237
                                                                            --------         --------
           Total assets                                                     $ 13,495         $ 63,921
                                                                            ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $    595         $  1,627
   Accrued liabilities                                                         2,190            2,398
   Equipment line of credit, current portion                                      --              612
   Deferred revenue                                                            3,350            9,068
                                                                            --------         --------
           Total current liabilities                                           6,135           13,705
Equipment line of credit, less current portion                                    --            1,388
                                                                            --------         --------
           Total liabilities                                                   6,135           15,093
                                                                            --------         --------

Commitments
Stockholders' Equity:
   Preferred stock; $0.001 par value; authorized: 8,154 shares in
     1998 and 2,000 shares in 1999; issued and outstanding: 8,033
     shares in 1998 and no shares in 1999                                          8               --
   Common stock, $0.001 par value; authorized:  20,000 shares in
     1998 and 100,000 shares in 1999; issued and outstanding: 8,198
     shares in 1998 and 21,916 shares in 1999                                      7               22
   Additional paid-in capital                                                 15,679           63,863
   Deferred stock-based compensation                                            (770)          (4,046)
   Notes receivable for common stock                                            (372)          (1,002)
   Accumulated other comprehensive loss                                           --              (42)
   Accumulated deficit                                                        (7,192)          (9,967)
                                                                            --------         --------
           Total stockholders' equity                                          7,360           48,828
                                                                            --------         --------
           Total liabilities and stockholders' equity                       $ 13,495         $ 63,921
                                                                            ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  IMANAGE, INC.

       CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                           1997             1998             1999
                                                         --------         --------         --------
Revenues:
   Licenses                                              $  1,172         $  6,509         $ 14,257
   Support and services                                       358            1,232            4,313
                                                          -------         --------         --------
        Total revenues                                      1,530            7,741           18,570
                                                          -------         --------         --------
Cost of revenues:
   Licenses                                                   136              414              773
   Support and services                                       163            1,213            2,732
                                                          -------         --------         --------
        Total cost of revenues                                299            1,627            3,505
                                                          -------         --------         --------
Gross profit                                                1,231            6,114           15,065
                                                          -------         --------         --------
Operating expenses:
   Sales and marketing                                      1,120            4,393            8,530
   Research and development                                   935            2,351            4,180
   General and administrative                                 706            1,295            2,227
   Stock-based compensation                                 2,079            1,054            3,589
                                                          -------         --------         --------
        Total operating expenses                            4,840            9,093           18,526
                                                          -------         --------         --------
Loss from operations                                       (3,609)          (2,979)          (3,461)
Interest income                                                22              153              813
Interest expense                                               (9)             (14)             (95)
                                                          -------         --------         --------
Loss before provision for income taxes                     (3,596)          (2,840)          (2,743)
Provision for income taxes                                     --               --               32
                                                          -------         --------         --------
Net loss                                                 $ (3,596)        $ (2,840)        $ (2,775)
Other comprehensive loss:
     Unrealized loss on investments                            --               --              (42)
                                                          -------         --------         --------
Comprehensive loss                                       $ (3,596)        $ (2,840)        $ (2,817)
                                                          =======         ========         ========

Net loss per share -- basic and diluted                  $  (0.57)        $  (0.38)        $  (0.28)
                                                          =======         ========         ========
Shares used in net loss per  share -- basic and
 diluted                                                    6,292            7,455            9,988
                                                          =======         ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  IMANAGE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                              PREFERRED STOCK                COMMON STOCK
                                                         --------------------------    --------------------------
                                                                     PAR VALUE AND                   PAR VALUE
                                                                       CAPITAL IN                    AND CAPITAL
                                                                         EXCESS                       IN EXCESS
                                                          SHARES         OF PAR         SHARES         OF PAR
                                                         --------   ---------------    --------     -------------
Balances, December 31, 1996                                   886       $    624          6,291       $    222
Issuance of Series A preferred stock,
    net of issuance costs of $17                            1,968          1,379             --             --
Issuance of Series B preferred stock,
    net of issuance costs of $11                            1,274          1,989             --             --
Exercise of common stock options                               --             --            225             45
Options issued in exchange for services                        --             --             --             47
Deferred stock-based compensation                              --             --             --          2,368
Amortization of deferred stock-based compensation              --             --             --             --
Deferred non-employee stock-based compensation                 --             --             --            146
Amortization of non-employee stock-based
    compensation                                               --             --             --             --
Net loss                                                       --             --             --             --
                                                           ------        -------         ------       --------
Balances, December 31, 1997                                 4,128          3,992          6,516          2,828
Issuance of Series B Preferred Stock,
    net of issuance costs of $17                            1,926          3,007             --             --
Issuance of Series C preferred stock,
    net of issuance costs of $4                             1,879          3,943             --             --
Issuance of Series C preferred stock to prepay rent           100            210             --             --
Exercise of common stock options                               --             --          1,682            372
Options issued in exchange for services                        --             --             --             89
Deferred stock-based compensation                              --             --             --          1,204
Amortization of deferred stock-based compensation              --             --             --             --
Deferred non-employee stock-based compensation                 --             --             --             49
Amortization of non-employee stock-based
    compensation                                               --             --             --             --
Net loss                                                       --             --             --             --
                                                           ------        -------         ------       --------
Balances, December 31, 1998                                 8,033         11,152          8,198          4,542
Exercise of common stock options                               --             --          1,712            917
Options issued in exchange for services                        --             --             --            208
Deferred stock-based compensation                              --             --             --          6,612
Amortization of deferred stock-based compensation              --             --             --             --
Deferred non-employee stock-based compensation                 --             --             --             47
Amortization of non-employee stock-based
    compensation                                               --             --             --             --
Purchase of treasury stock                                     --             --           (167)          (750)
Conversion of preferred to common upon initial
    public offering                                        (8,033)       (11,152)         8,033         11,152
Stock issued on initial public offering, including
    treasury stock, net of  expenses                           --             --          4,140         41,157
Other comprehensive loss                                       --             --             --             --
Net loss                                                       --             --             --             --
                                                           ------        -------         ------       --------
Balances, December 31, 1999                                    --       $     --         21,916       $ 63,885
                                                           ======        =======         ======       ========

                                                                                       ACCUMULATED
                                                                                          OTHER
                                                         DEFERRED                        COMPRE-
                                                       STOCK-BASED   NOTES RECEIVABLE    HENSIVE        ACCUMULATED
                                                       COMPENSATION  FOR COMMON STOCK      LOSS           DEFICIT        TOTAL
                                                       ------------  ----------------  -----------      -----------    ---------
Balances, December 31, 1996                              $     --       $     --         $     --       $   (756)      $     90
Issuance of Series A preferred stock,
    net of issuance costs of $17                               --             --               --             --          1,379
Issuance of Series B preferred stock,
    net of issuance costs of $11                               --             --               --             --          1,989
Exercise of common stock options                               --             --               --             --             45
Options issued in exchange for services                        --             --               --             --             47
Deferred stock-based compensation                          (2,368)            --               --             --             --
Amortization of deferred stock-based compensation           1,951             --               --             --          1,951
Deferred non-employee stock-based compensation               (146)            --               --             --             --
Amortization of non-employee stock-based
    compensation                                               81             --               --             --             81
Net loss                                                       --             --               --         (3,596)        (3,596)
                                                         --------       --------         --------       --------       --------
Balances, December 31, 1997                                  (482)            --               --         (4,352)         1,986
Issuance of Series B Preferred Stock,
    net of issuance costs of $17                               --             --               --             --          3,007
Issuance of Series C preferred stock,
    net of issuance costs of $4                                --             --               --             --          3,943
Issuance of Series C preferred stock to prepay rent            --             --               --             --            210
Exercise of common stock options                               --           (372)              --             --             --
Options issued in exchange for services                        --             --               --             --             89
Deferred stock-based compensation                          (1,204)            --               --             --             --
Amortization of deferred stock-based compensation             866             --               --             --            866
Deferred non-employee stock-based compensation                (49)            --               --             --             --
Amortization of non-employee stock-based
    compensation                                               99             --               --             --             99
Net loss                                                       --             --               --         (2,840)        (2,840)
                                                         --------       --------         --------       --------       --------
Balances, December 31, 1998                                  (770)          (372)              --         (7,192)         7,360
Exercise of common stock options                               --           (630)              --             --            287
Options issued in exchange for services                        --             --               --             --            208
Deferred stock-based compensation                          (6,612)            --               --             --             --
Amortization of deferred stock-based compensation           3,355             --               --             --          3,355
Deferred non-employee stock-based compensation                (47)            --               --             --             --
Amortization of non-employee stock-based
    compensation                                               28             --               --             --             28
Purchase of treasury stock                                     --             --               --             --           (750)
Conversion of preferred to common upon initial
    public offering                                            --             --               --             --             --
Stock issued on initial public offering, including
    treasury stock, net of  expenses                           --             --               --             --         41,157
Other comprehensive loss                                       --             --              (42)            --            (42)
Net loss                                                       --             --               --         (2,775)        (2,775)
                                                         --------       --------         --------       --------       --------
Balances, December 31, 1999                              $ (4,046)      $ (1,002)        $    (42)      $ (9,967)      $ 48,828
                                                         ========       ========         ========       ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  IMANAGE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEARS ENDED DECEMBER 31,
                                                                    ------------------------------------------
                                                                      1997             1998             1999
                                                                    --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (3,596)        $ (2,840)        $ (2,775)
   Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                                         61              313              545
    Amortization of prepaid rent                                          --               12              216
    Amortization of deferred stock-based compensation                  2,032              965            3,383
    Stock issued for services                                             47               89              208
    Provision for doubtful accounts                                       65              100               40
    Changes in operating assets and liabilities:
       Trade accounts receivable                                      (1,170)          (3,195)          (1,550)
       Other current assets                                               --               --             (604)
       Other assets                                                      (99)          (1,021)            (479)
       Accounts payable                                                    6              407            1,032
       Accrued liabilities                                               284            1,868              208
       Deferred revenue                                                  589            2,680            5,718
                                                                    --------         --------         --------
         Net cash provided by (used in) operating activities          (1,781)            (622)           5,942
                                                                    --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (192)            (431)          (1,975)
   Purchases of investments                                               --               --           (6,293)
                                                                    --------         --------         --------
         Net cash used in investing activities                          (192)            (431)          (8,268)
                                                                    --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of advances and loans from stockholders                     (10)             (69)              --
   Proceeds from equipment line of credit                                 --               --            2,000
   Purchases of treasury stock                                            --               --             (750)
   Issuance of common stock, net                                          45               --           41,444
   Issuance of preferred stock, net                                    3,368            6,950               --
                                                                    --------         --------         --------
         Net cash provided by financing activities                     3,403            6,881           42,694
                                                                    --------         --------         --------
   Net increase in cash and cash equivalents                           1,430            5,828           40,368
   Cash and cash equivalents at beginning of period                      359            1,789            7,617
                                                                    --------         --------         --------
   Cash and cash equivalents at end of period                       $  1,789         $  7,617         $ 47,985
                                                                    ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                           $      2         $     17         $     96
                                                                    ========         ========         ========
   Cash paid for income taxes                                       $      3         $      2         $    111
                                                                    ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
   Issuance of common stock in exchange for notes receivable        $     --         $    372         $    630
                                                                    ========         ========         ========
   Issuance of Series C preferred stock to prepay rent              $     --         $    210         $     --
                                                                    ========         ========         ========
   Deferred stock based compensation                                $  2,514         $  1,253         $  6,659
                                                                    ========         ========         ========
   Conversion of preferred stock to common stock                    $     --         $     --         $ 11,152
                                                                    ========         ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  IMANAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

        iManage, Inc. (the "Company") supplies e-business content and collaboration management software that provides organizations with a web-based unified content platform that enables them to manage, organize and deliver information in a centralized manner throughout the extended enterprise. The Company markets and sells its software and services primarily through its direct sales organization, resellers and system integrators in the United States, Canada and the United Kindom, and through distributors in Australia and New Zealand. In 1997, 1998 and 1999, 58.0%, 55.0% and 61.0%, of revenues, respectively, were through resellers. The Company's license and support and services revenues to date have substantially been derived from the sale of iManage's suite of products, including iManage infoCommerce Server, iManage infoLink, iManage infoLook and iManage infoRite, to customers primarily located in the United States.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its subsidiary after elimination of intercompany accounts and transactions. The functional currency of the Company's subsidiary is the U.S. dollar. All gains and losses arising from the translation into U.S. dollars of amounts denominated in foreign currencies are included in net loss.

USE OF ESTIMATES

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

        Cash equivalents represent commercial paper, money market funds, government agencies, cash and time deposits with original or remaining maturities at the date of purchase of three months or less. The carrying amounts reported for cash and cash equivalents are considered to approximate fair values based upon the short maturities of those financial instruments.

        The Company's investments comprise commercial paper and corporate debt obligations and are accounted for as available for sale. Investments with maturities of less than one year are classified as short-term investments and investments with maturities greater than one year are classified as long-term investments. Realized gains and losses are calculated using the specific identification method. There were no realized gains and losses in 1997, 1998 or 1999. Unrealized gains and losses are included as a separate component of other comprehensive income and stockholders' equity. See "Balance Sheet Accounts" for the fair value of the Company's short-term and long-term investments.

        The carrying amounts of certain of the Company's other financial instruments including accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The carrying amounts of notes payable under the equipment line of credit approximates fair value based on the terms of similar borrowing arrangements available to the Company.

CERTAIN RISKS AND CONCENTRATIONS

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable and long-term investments. The Company maintains substantially all of its cash and cash equivalent balances and short- and long-term investments with two major financial institutions domiciled in the United States. The Company performs ongoing credit evaluations of its customers, generally does not require collateral of its customers and maintains allowances for potential credit losses.

        Two different customers accounted for 33.0% of trade accounts receivable at December 31, 1998. Additionally, 84.0%, 89.0% and 93.3% of the Company's revenues for 1997, 1998 and 1999, respectively, were derived from law firms.

        The Company relies on software licensed from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. The functionality of the Company's products, therefore, depends on its ability to integrate these third party technologies into its products.

PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three years. Depreciation for leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful lives of the assets or the lease term, generally three years. Upon sale or retirement of assets, cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations.

LONG-LIVED ASSETS

        The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset.

SOFTWARE DEVELOPMENT COSTS

        Costs related to research and development of new software products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established, which to date has been when the Company has a working model of the software, and ending, when a product is available for general release to customers. Substantially all development costs are incurred prior to establishing a working model. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

REVENUE RECOGNITION

        The Company's revenues are derived from two sources as follows: (i) software license revenue, derived primarily from product sales on a per server and per user basis, including software modules, to end users, resellers, systems integrators and distributors and (ii) support and services revenue, derived primarily from providing customer support and software updates and training and consulting services to end users. The Company adopted the provisions of Statement of Position 97-2, or SOP 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2," effective January 1, 1998. SOP 97-2 supersedes Statement of Position 91-1, "Software Revenue Recognition," and delineates the accounting for software license and support and services revenues. Under SOP 97-2, the Company recognizes license revenues upon shipment of a product master, which allows the customer to make the number of copies specified in the contract if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns can be reasonably estimated and, if applicable, acceptance criteria have been met. During the fourth quarter of 1999, the Company implemented a subscription licensing model for a newly released product whereby the customer licenses the product for one year to 18 months under an arrangement that includes customer support and software updates during the term of the license. Revenues associated with this software product and related services are recognized ratably over the applicable subscription license period. Provisions for estimated warranty costs and sales returns are recorded at the time of shipment.

        For contracts with multiple obligations (e.g. deliverable and undeliverable products, support and other services), the Company allocates revenues to the undelivered element of the contract based on objective evidence of its fair value. This objective evidence is the sales price of the element when sold separately by the Company or the renewal rate specified in the arrangement for licensing arrangements with terms of one year to 18 months that include customer support and software updates. The Company generally does not allow the right of return but has accepted returns in isolated instances when resellers, system integrators and distributors have incorrectly ordered product. The Company recognizes revenues allocated to undelivered products when the criteria for license revenues set forth above are met. The Company recognizes support and services revenues, including amounts allocated from contracts with multiple obligations and for ongoing customer support, ratably over the period of the support contract. The Company's support and service arrangements entitle customers to telephone support and unspecified upgrades and enhancements. Payments for support and services are generally made in advance and are non-refundable. For revenues allocated to training and consulting services or derived from the separate sales of these services, the Company recognizes revenues as the related services are performed.

        Through 1997, the Company recognized license revenues upon shipment if remaining obligations were insignificant, collection of the resulting receivable was probable and if applicable, acceptance criteria were met. Provisions for estimated warranty costs, estimated sales returns and insignificant vendor obligations were recorded at the time products were shipped. Service and support revenues, including revenues allocated from contracts including software licenses, were recognized ratably over the period of the service and support agreements. Training and consulting revenues were recognized as the related services were performed.

        As of December 31, 1998 and 1999, deferred revenue included advance payments received for support and services and license revenues received or due under the terms of the contracts for which customer acceptance had not been received or vendor specific objective evidence was not available for elements of the contracts.

INCOME TAXES

        Income taxes are accounted for using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

STOCK-BASED COMPENSATION

        The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 or APB 25, "Accounting for Stock Issued to Employees" and has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, "Accounting for Stock-Based Compensation."

ADVERTISING

        The Company expenses advertising costs as incurred. During 1997, 1998 and 1999, the Company incurred $88,000, $286,000 and $540,000, respectively, of advertising cost.

SEGMENTS

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, or SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one disclosable segment, using one measurement of profitability for its business. Although the Company has sales outside North America, such sales are not significant. All long-lived assets are maintained in the United States.

COMPREHENSIVE LOSS

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

INTERNAL USE SOFTWARE COSTS

        Effective January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Through December 31, 1999, the Company capitalized all required costs under the provisions of this standard.

START-UP COSTS

        Effective January 1, 1999, the Company adopted the provisions of Statement of Position 98-5, or SOP 98-5, "Reporting on the Costs of Start-Up Activities." The adoption of SOP 98-5 had no impact on the Company's financial statements as the Company has expensed all costs of start-up activities and organizational costs as incurred.

NET LOSS PER SHARE

        Basic net loss per share is computed based on the weighted average number of shares outstanding during the period. Diluted net loss per share is also computed based on the weighted average number of shares outstanding during the period. Diluted net loss per share does not include the weighted average effect of dilutive potential common shares including convertible preferred stock, options to purchase common stock and common stock subject to repurchase in any period presented because the effect is antidilutive.

        The following table presents information necessary to reconcile basic and diluted net loss per common and common equivalent share (in thousands):

                                                                1997            1998            1999
                                                              -------         -------         -------
Net loss                                                      $(3,596)        $(2,840)        $(2,775)
Shares used in net loss per share -- basic and diluted          6,292           7,455           9,988
                                                              -------         -------         -------

Net loss per share -- basic and diluted                       $ (0.57)        $ (0.38)        $ (0.28)
                                                              =======         =======         =======
Anti-Dilutive Securities:
   Convertible preferred stock                                  4,128           8,033              --
   Options to purchase common stock                             2,174           1,620           1,567
   Common stock subject to repurchase                             150             346             697
                                                              -------         -------         -------
                                                                6,452           9,999           2,264
                                                              =======         =======         =======

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1998, AcSEC released Statement of Position 98-9 or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (a) there is no vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (b) VSOE of fair value does not exist for one or more of the delivered elements, and (c) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP No. 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company currently anticipates that there will be no significant impact on the Company's financial position or results of operations for the implementation of the requirements of SOP 98-9.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July, 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or "SFAS 137," "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company currently anticipates that there will be no significant impact on the Company's financial position or results of operations for the implementation of the requirements of SFAS No. 133 and SFAS No. 137.

        In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 100, or SAB 100, which clarifies the SEC's views on accounting for and disclosing certain expenses incurred in connection with exit activities and business combinations. In December 1999, SAB 101 was issued which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 100 to have a material effect on its financial position, results of operations or cash flow. The Company is currently evaluating the impact SAB 101 will have on its financial position and results of operations.

BALANCE SHEET ACCOUNTS

FINANCIAL INSTRUMENTS

                                                  DECEMBER 31,
                               -------------------------------------------------
                                       1998                           1999
                               ---------------------       ---------------------
                                COST      FAIR VALUE        COST      FAIR VALUE
                               -------    ----------       -------    ----------
                                                 (IN THOUSANDS)
CASH AND CASH EQUIVALENTS
Cash                           $    57      $    57        $    91      $    91
Time deposits                    4,842        4,842             --           --
Money market                     2,718        2,718          2,037        2,037
Government agencies                 --           --          3,480        3,480
Commercial paper                    --           --         42,377       42,377
                               -------      -------        -------      -------
                               $ 7,617      $ 7,617        $47,985      $47,985
                               =======      =======        =======      =======

INVESTMENTS

                                             GROSS        GROSS
                              AMORTIZED    UNREALIZED   UNREALIZED
DECEMBER 31, 1999               COST         GAINS        LOSSES      FAIR VALUE
                              ---------    ----------   ----------    ----------
                                              (IN THOUSANDS)
U.S. government agencies       $ 1,499       $            $    (5)      $ 1,494
Corporate notes and bonds        4,794                        (37)        4,757
                               -------       ----         -------       -------
                               $ 6,293       $ --         $   (42)      $ 6,251
                               =======       ====         =======       =======

Reported as:
Short-term investments                                                  $ 3,028
Long-term investments                                                     3,223
                                                                        -------
                                                                        $ 6,251
                                                                        =======

        Long-term investments mature one year through two years.

PROPERTY AND EQUIPMENT, NET

                                            DECEMBER 31,
                                       -----------------------
                                        1998            1999
                                       -------         -------
                                            (IN THOUSANDS)
Furniture and fixtures                 $   198         $   625
Computer software and equipment            550           1,602
Leasehold improvements                      --             496
                                       -------         -------
                                           748           2,723
Less accumulated depreciation             (265)           (810)
                                       -------         -------
                                       $   483         $ 1,913
                                       =======         =======

        Depreciation expense was $60,000, $185,000 and $545,000 for 1997, 1998 and 1999, respectively.

OTHER ASSETS

                                          DECEMBER 31,
                                     -----------------------
                                      1998            1999
                                     -------         -------
                                           (IN THOUSANDS)
Technology licenses                  $   725         $   844
Less accumulated amortization           (128)           (302)
                                     -------         -------
                                         597             542
                                         161             695
                                     -------         -------
                                     $   758         $ 1,237
                                     =======         =======

        In 1998, the Company entered into technology license agreements including non-cancelable minimum payments. The present value of payments under these agreements is recorded as an asset and amortized over the terms of the agreements (generally three years) as the technological feasibility had been established for the product, which included the technology. Each of these license agreements may be renewed only with the other party's written consent. The loss of, or inability to maintain or obtain licensed software, could result in shipping delays or reductions. Furthermore, the Company may be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm the Company's business and operating results.

ACCRUED LIABILITIES

                               DECEMBER 31,
                           --------------------
                            1998          1999
                           ------        ------
                              (IN THOUSANDS)
Technology licenses        $  425        $   --
Payroll and related         1,276         1,451
Other                         489           947
                           ------        ------
                           $2,190        $2,398
                           ======        ======

COMMITMENTS

        The Company leases its office facilities in San Mateo, California and Chicago, Illinois under non-cancelable operating leases which expire on March 31, 2003 and April 30, 2009, respectively.

        Under the terms of the San Mateo lease, the Company issued 100,000 shares of series C preferred stock in lieu of future rental payments (see accompanying notes). In addition, the lease has two one-year options to extend upon six months written notice to the landlord.

        Future minimum payments under the non-cancelable operating leases as of December 31, 1999 are as follows (in thousands):


YEAR
2000                                                          $  984
2001                                                           1,140
2002                                                             736
2003                                                             377
2004                                                             263
and thereafter                                                 1,239
                                                              ------
                                                              $4,739
                                                              ======

        Rent expense was $111,000, $216,000 and $684,000 for 1997, 1998 and
1999, respectively. See accompanying notes for sublease income received.

LINE OF CREDIT AGREEMENT

        In March 1999, the Company entered into a line of credit agreement with a bank, comprised of a revolving line of credit and an equipment line of credit. The line of credit agreement, which is collateralized by substantially all of the Company's assets, intangible assets and intellectual property, includes covenant restrictions requiring the Company to maintain certain minimum financial ratios and profitability levels and limits the Company's ability to declare and pay dividends. The Company was in compliance with these covenants at December 31, 1999.

        The revolving line of credit provides for borrowings of up to $5,000,000, which can be used at the discretion of the Company through March 31, 2000. Borrowings are limited to the lesser of 80% of eligible accounts receivable or $5,000,000, ($3,600,000 was available at December 31, 1999) bear interest at prime plus 0.25% and are due at March 31, 2000. At December 31, 1999, no amounts have been drawn against this facility.

        The equipment line of credit, which bears interest at prime plus 0.50%, provides for borrowings of up to $2,000,000 to finance the Company's purchases of property and equipment. At December 31, 1999, the line has been fully drawn. Principal repayment begins in February 2000 and continues through February 2002 in equal monthly installments of principal and interest.

        Principal payments due under the facility as of December 31, 1999 are as follows (in thousands):

YEAR ENDING DECEMBER 31,
        2000                            $  612
        2001                               666
        2002                               666
        2003                                56
                                        ------
                                        $2,000
                                        ======

STOCKHOLDERS' EQUITY

COMMON STOCK

        In November 1998, the Company issued 100,000 shares of preferred stock, which converted to common stock due to the initial public offering, in conjunction with an office lease agreement. The Company determined the fair value of the stock was $210,000, which was the price paid per share by third party investors for the Series C preferred stock (described below) in November 1998 multiplied by the number of shares issued. This amount was recorded as prepaid rent and was fully amortized as of December 31, 1999.

        At December 31, 1998 and 1999, 346,000 shares and 697,000 shares of common stock were subject to the Company's right of repurchase at the shares' original issuance price, respectively. Weighted average original issuance price of these shares was $0.20 per share and the Company's right to repurchase these shares lapses ratably over periods through September 2003.

        On November 17, 1999, the Company completed an initial public offering in which it sold 4.1 million shares of common stock, including 540,000 shares in connection with the exercise of the underwriters' over-allotment option, at $11.00 per share. The Company received $41.2 million of cash, net of underwriting discounts, commissions and other offering costs.

CONVERTIBLE PREFERRED STOCK

        In 1996 and 1997, the Company issued 2.9 million shares of Series A convertible preferred stock at $0.71 per share. In 1997 and 1998, the Company issued 3.2 million shares of Series B convertible preferred stock at $1.56 per share. In 1999, the Company issued 2.0 million shares of Series C convertible preferred stock at $2.10 per share. All outstanding shares of the Company's convertible preferred stock automatically converted into common stock on a one-for-one basis upon completion of the Company's initial public offering.

STOCK OPTION PLAN

        The Company has reserved 6,000,000 shares of common stock for issuance under the 1997 Stock Incentive Plan (the "Plan"). Automatic annual increases occur beginning in 2001 equal to the lesser of (i) 1,200,000 common shares, (ii) 5% of the outstanding common shares of the Company at the last day of the preceding year, or (iii) a lesser amount as determined by the Board. Under the Plan, automatic grants for non-employee directors are as follows: (i) initial grants of options to purchase common shares to vest over three years for any newly elected directors following the initial public offering and (ii) annual grants of options to purchase common stock to be granted at the Company's annual meeting which will vest over one year. Under the Plan, the Board of Directors issued incentive stock options to employees and nonqualified stock options to consultants or nonemployee directors of the Company, and stock purchase rights to employees or nonemployee directors of, or consultants to, the Company.

        The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price. The options vest and are exercisable at times and increments as specified by the Board of Directors, and expire ten years from date of grant. Options granted under the Plan generally vest and become exercisable 25% one year after the date of the optionholders' date of employment and thereafter ratably over three years.

        Activity under the Plan does not include options to purchase 180,000 shares of common stock granted outside the plan in 1998 and is as follows (in thousands, except per share data):

                                                                    OUTSTANDING OPTIONS
                                                                                           WEIGHTED
                                         SHARES                                             AVERAGE
                                        AVAILABLE      NUMBER            EXERCISE          EXERCISE
                                        FOR GRANT     OF SHARES            PRICE             PRICE
                                        ---------     ---------        -------------       --------
Shares reserved at plan inception         3,600             --                    --              --
Options granted                          (2,401)         2,401         $        0.20        $   0.20
Options exercised                            --           (225)                 0.20            0.20
Options canceled                              2             (2)                 0.20            0.20
                                         ------         ------
Balances, December 31, 1997               1,201          2,174                  0.20            0.20
Additional shares reserved                  400             --                    --              --
Options granted                            (967)           967            0.30--0.40            0.32
Options exercised                            --         (1,502)                 0.20            0.20
Options canceled                             19            (19)           0.20--0.30            0.28
                                         ------         ------

Balances, December 31, 1998                 653          1,620            0.20--0.40            0.27
Additional shares reserved                2,000             --                    --              --
Options granted                          (1,740)         1,740           0.60--33.31            3.63
Options exercised                            --         (1,712)           0.20--1.65            0.53
Options canceled                             81            (81)           0.30--1.80            0.86
                                         ------         ------
Balances, December 31, 1999                 994          1,567         $0.20--$33.10        $   3.69
                                         ======         ======

        The options outstanding and currently exercisable by exercise price at December 31, 1999 are as follows:

                                                                    OPTIONS CURRENTLY
                              OPTIONS OUTSTANDING                       EXERCISABLE
                                            WEIGHTED
                                             AVERAGE
                                            REMAINING    WEIGHTED                  WEIGHTED
                             NUMBER OF     CONTRACTUAL   AVERAGE                   AVERAGE
             EXERCISE         SHARES         LIFE IN     EXERCISE     NUMBER       EXERCISE
               PRICE        OUTSTANDING       YEARS        PRICE    EXERCISABLE     PRICE
          --------------    -----------    -----------   --------   -----------    --------
          $0.20 - $1.00        637,000         8.44        $0.39      146,000        $0.27
          $1.50 - $2.00        237,000         9.56        $1.77        9,000        $1.80
          $4.50                302,000         9.66        $4.50        2,000        $4.50
          $9.00 - $10.00       388,000         9.87        $9.46      310,000        $9.56
          $33.31                 3,000         9.95       $33.31           --           --
                             ---------                                -------
                             1,567,000                                467,000
                             =========                                =======

        At December 31, 1997, 1998 and 1999, options to purchase 1,152,000, 775,000 and 467,000 shares of the Company's common stock, respectively, were exercisable at weighted average exercise prices of $0.20, 0.24 and $6.46 per share, respectively.

        During 1998, the Company granted options to purchase 180,000 shares of the Company's common stock at an exercise price of $0.40 per share to an officer of the Company, which were issued outside the terms of the Plan and were immediately exercisable. The weighted average fair value of these options was $1.80 per common stock option. Shares issued upon exercise of these options are subject to the Company's right of repurchase, which lapse as to 25% of the shares one year from the date of grant and thereafter ratably over three years. The options expire ten years from the date of grant. During November 1998 and as permitted by the option agreement, these options were exercised in exchange for a full recourse note receivable from the officer totaling $72,000 due November 12, 2002.

        In February 1998, two other non-officer employees exercised options issued under the Plan to purchase 1,500,000 shares of the Company's common stock at $0.20 per share in exchange for full recourse notes receivable totaling $300,000 that are payable in equal installments through September 1, 2001. These notes receivable bear interest at 4.5% to 4.83% per annum.

        In March 1999, a non-officer of the Company exercised options to purchase 172,000 common shares in exchange for a full recourse note receivable of approximately $34,000, which is due in March 2003 and bears interest at 4.57%.

        In April and May 1999, an officer of the Company exercised options to purchase approximately 178,000 and 127,000 common shares, respectively, in exchange for two full recourse notes receivable of approximately $53,000 and $39,000, respectively. These notes receivable are due in March and May 2003 and bear interest at 4.71% and 4.83%, respectively.

        In July 1999, two officers of the Company exercised options to purchase 230,000 and 180,000 shares of common stock, respectively, in exchange for full recourse notes receivable of approximately $207,000 and $297,000, respectively.

These notes receivable are due in July 2003 and July 2001 and bear interest at 5.22% and 4.90%, respectively. Additionally, three non-officers exercised options to purchase common shares in exchange for full recourse notes receivable totaling approximately $100,000. These notes receivable are due in July through August 2003 and bear interest at rates ranging between 5.22% and 5.37%.

STOCK-BASED COMPENSATION

        The Company has adopted the disclosure only provision of SFAS 123. Had compensation cost been determined for options issued under the Plan and outside the Plan based on the fair value of the options at the grant date consistent with the provisions of SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                               1997       1998       1999
                                                              -------    -------    -------
Net loss:
  As reported                                                 $(3,596)   $(2,840)   $(2,775)
                                                              =======    =======    =======
  Pro forma                                                   $(3,686)   $(2,882)   $(3,067)
                                                              =======    =======    =======
Net loss per share -- basic and diluted as reported           $ (0.57)   $ (0.38)   $ (0.28)
                                                              =======    =======    =======
Net loss per share -- basic and diluted pro-forma             $ (0.59)   $ (0.39)   $ (0.31)
                                                              =======    =======    =======

        As the provisions of SFAS 123 have only been applied to stock options granted since the Plan's inception in 1997, the impact of the pro forma stock compensation cost will likely continue to increase as the vesting period for the Company's options and the period over which the stock compensation is charged to expense is generally four to five years.

        The estimated weighted average value of options granted during 1997, 1998 and 1999 was $0.05, $0.06 and $1.02 per share, respectively. The value of each option grant is estimated on the date of grant using the minimum value method prior to the effective date of the Company's initial public offering and the Black-Scholes fair value method thereafter, with the following weighted-average assumptions:

                                                                 1997        1998         1999
                                                                -------     -------      -------
Expected life of option                                         5 years     5 years      5 years
Risk-free interest rate                                           5.66%       4.96%        5.68%
Dividend yield                                                       0%          0%           0%
Volatility (used in the Black-Scholes model)                        --          --           70%

DEFERRED STOCK COMPENSATION

        During 1997, 1998 and 1999, the Company issued options to purchase its common stock to certain employees totaling 2.4 million, 967,000 and 1.7 million respectively, under the Plan and outside the Plan with weighted average exercise prices of $0.20, $0.32 and $3.63 per share, respectively, which are below the deemed fair value of the Company's common stock at the date of grant. The weighted average deemed fair value of the underlying common stock was $1.26, $1.47 and $7.02 in 1997, 1998 and 1999, respectively. In accordance with the requirements of APB 25, the Company has recorded deferred stock based compensation for the difference between the exercise price of the stock options and the deemed fair value of the Company's stock at the date of grant. This deferred compensation is amortized to expense over the period during which the Company's right to repurchase the stock lapses or options become exercisable, generally four or five years consistent with the method described in FASB Interpretation No. 28. At December 31, 1999, the Company had recorded deferred compensation related to these options in an amount of $10.2 million, of which $2.0 million, $866,000, and $3.4 million had been amortized to expense during 1997, 1998, and 1999, respectively.

        Future compensation expense from options granted through December 31, 1999 is estimated to be $2.5 million, $1.0 million, $399,000, and $57,000 for the remainder of 2000, 2001, 2002 and 2003, respectively.

DEFERRED NON-EMPLOYEE STOCK-BASED COMPENSATION

        In November 1997, the Company granted 165,000 options to purchase common stock at an exercise price of $0.20 per share to various non-employee engineers for consulting services, when the deemed fair market value of the Company's common stock was $1.26 per share. Approximately 40,000 of these options were 100% vested upon grant and were valued at $47,000 using the Black-Scholes pricing model with the following assumptions: 10 year term, 55% volatility, 5.73% discount rate and 0% dividend rate. This $47,000 was expensed immediately as these options related to services provided prior to the grant date. The remaining options were 50% vested at the grant date with the other 50% vesting monthly over the next two years. Accordingly, these shares were valued under the Black-Scholes pricing model with the same assumptions as those above at $146,000, which was amortized in accordance with the vesting terms. Subsequent to the initial valuation, these remaining options have been accounted for under variable accounting, which requires that the fair value of the options be remeasured at each balance sheet date using the Black-Scholes pricing model. An additional $11,000 and $4,000 in deferred compensation has been recorded in 1998 and 1999, respectively, related to these options.

        In 1998, the Company granted approximately 76,000 options to purchase common stock at exercise prices ranging between $0.30 and $0.40 per share to various non-employee engineers for consulting services, when the deemed fair market value of the Company's common stock ranged from $1.30 to $1.90 per share. Approximately 51,000 of these options were 100% vested upon grant and were valued at a total of $89,000 using the Black-Scholes pricing model with the following assumptions: 5 -- 10 year terms, 55% volatility, 5.73% discount rate and 0% dividend rate. This $89,000 was expensed immediately as these options related to services provided prior to the grant date. The remaining options were 50% vested at the grant date with the other 50% vesting monthly over the next two years. Accordingly, these shares were valued under the Black-Scholes pricing model with the same assumptions as those above at $39,000, which was amortized in accordance with the vesting terms. Subsequent to the initial valuation, these remaining options have been accounted for under variable accounting, which requires their fair value to be remeasured at each balance sheet date using the Black-Scholes pricing model. An additional $43,000 in deferred compensation has been recorded in 1999 related to these options.

        During 1999, the Company granted options to purchase common stock at exercise prices ranging from $0.60 to $1.50 per share to various non-employee engineers for consulting services, when the deemed fair market value of the Company's common stock ranged from $4.29 to $7.41 per share. These options were 100% vested upon grant and were valued at a total of $208,000 using the Black-Scholes pricing model with the following assumptions: 10 year terms, 55% volatility, 5.73% discount rate and 0% dividend rate. This $208,000 was expensed immediately as these options related to services provided prior to the grant date.

EMPLOYEE STOCK PURCHASE PLAN

        In November 1999, the Company adopted an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, the maximum aggregate number of shares of stock that may be issued under the ESPP is five hundred thousand (500,000), cumulatively increased on January 1, 2001 and each January 1 thereafter until and including January 1, 2009 by an amount equal to the lesser of (a) two percent (2%) of the issued and outstanding shares of stock as of the preceding December 31, (b) five hundred thousand (500,000) shares, or (c) a lesser amount of shares determined by the Board. During each six month offering period, employees can choose to have up to 15% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the common stock is 85% of the lesser of the fair value as of the beginning or ending of the offering period. The first offering period ends July 31, 2000.

OTHER

        In November 1999, the Company purchased approximately 167,000 shares of outstanding common stock from an officer of the Company for approximately $750,000. These shares were recorded as treasury shares by the Company and subsequently reissued in the initial public offering.

INCOME TAXES

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as followed (in thousands):

                                                        DECEMBER 31,
                                                  -----------------------
                                                    1998            1999
                                                  -------         -------
Net operating loss carryforwards                  $   991         $ 1,620
Deferred compensation                                 140              --
Depreciation                                           64              99
Allowance for doubtful accounts                        87              75
Accrued liabilities                                   265             248
Research and development credit                       195             195
                                                  -------         -------
Total deferred tax assets                         $ 1,742         $ 2,237
Less valuation allowance                           (1,742)         (2,237)
                                                  -------         -------
  Net deferred tax asset                          $    --         $    --
                                                  =======         =======

        The valuation allowance increased by $683,000, $1.0 million and $495,000 for 1997, 1998 and 1999, respectively.

        Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

        The principal items accounting for the difference between income tax benefit at the U.S. statutory rate and the provision for income taxes reflected in the statement of operations are as follows:

                                                                        1997         1998         1999
                                                                        ----         ----         ----
Federal statutory rate                                                    34%          34%          34%
State taxes                                                                6            5            5
Tax credits                                                                2            5           --
Other                                                                     --            4            4
Deferred compensation                                                    (22)         (12)         (44)
Net operating losses and tax credits, not benefited                      (20)         (36)          --
                                                                         ---          ---          ---
                                                                          --%          --%          (1)%
                                                                         ===          ===          ===

        At December 31, 1999, the Company has federal and state net operating loss carryforwards of approximately $4.1 million and $3.8 million available to reduce future taxable income. Deferred tax assets and the related valuation allowance include approximately $2.5 million related to certain U.S. operating loss carryforwards resulting from the exercise of stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of its income tax provision. These carryforwards expire 2002 to 2018. In addition, the Company has research and development tax credit carryforwards of approximately $136,000 for federal income tax purposes and $88,000 for Illinois purposes at December 31, 1999, which expire in 2012 to 2018.

        Pursuant to the provisions of Section 382 of the Internal Revenue Code, utilization of the NOLs are subject to annual limitations due to a greater than 50% change in the ownership of the Company which occurred during 1997 and 1998.

RELATED PARTY TRANSACTIONS

        In 1995 and 1996, the Company borrowed a total of $29,000 from one of its stockholders for working capital purposes at a 10% interest rate and received advances from another stockholder totaling $50,000. Such notes and advances and the related accrued interest were repaid $10,000 in 1997 and $69,000 in 1998.

        One of the founders and shareholders of the Company is the owner of a consulting company which subleased space to the Company and provided other services including accounting and payroll assistance and employee recruitment in 1997, 1998 and 1999. In addition, the Company reimbursed the consulting company for certain travel expenses and janitorial services incurred on its behalf and for the use of certain assets in 1997, 1998 and 1999. In 1999, the Company subleased office space to this consulting company. Additionally, the Company hired certain of the consulting company's consultants to provide software development services in 1999.

        Amounts included in net loss which were paid, received or due to or from this related party are as follows (in thousands):

                                            1997        1998        1999
                                            ----        ----        ----
Sublease rent expense                       $ 45        $ 54         $--
Sublease rent income                          --          --          85
Consulting and other service expense         284         467         757

        At December 31, 1999, the Company has a receivable from this consulting company of $1,000.

401(k) PLAN

        The Company sponsors an employee savings and retirement plan intended to qualify under section 401(k) of the Internal Revenue Code. Eligible employees, at least 21 years old and having completed 1 hour of service, may contribute up to 20% of eligible compensation, subject to annual limitations, and are fully vested in their own contributions. Beginning in 2000, the Company will make matching contributions of 25% up to the first 6% of the employees' salary which is contributed and vests ratably over a four-year period.

                                   Schedule II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                                       ADDITIONS
                                       BALANCE AT      CHARGED TO                      BALANCE AT
                                      BEGINNING OF     COSTS AND                         END OF
DESCRIPTION                              PERIOD        EXPENSES       DEDUCTIONS         PERIOD
                                      ------------     ----------     -----------      ----------
Allowance for doubtful accounts:
   Year Ended December 31, 1997         $     10        $     65          $--           $     75
   Year Ended December 31, 1998               75             100           --                175
   Year Ended December 31, 1999              175              40           80                135

Allowance for sales returns:
   Year Ended December 31, 1997               --              40           --                 40
   Year Ended December 31, 1998               40             122           87                 75
   Year Ended December 31, 1999               75               2           --                 77

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, County of Santa Clara, State of California, on the 22nd day of March, 2000.

                                       iMANAGE, INC.


                                       By: /s/ Mahmood Panjwani
                                          --------------------------------------
                                          Mahmood Panjwani
                                          President, Chief Executive Officer and
                                          Chairman of the Board

                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mahmood Panjwani and Mark Culhane, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           SIGNATURE                           TITLE                             DATE
           ---------                           -----                             ----

      /s/ MAHMOOD PANJWANI           President, Chief Executive            March 22, 2000
---------------------------------             Officer
        Mahmood Panjwani             and Chairman of the Board
                                   (Principal Executive Officer)


        /s/ MARK CULHANE            Chief Financial Officer and            March 22, 2000
---------------------------------            Secretary
          Mark Culhane                (Principal Financial and
                                        Accounting Officer)


      /s/ RAFIQ MOHAMMADI*         Chief Technology Officer, Vice          March 22, 2000
---------------------------------    President, Engineering and
        Rafiq Mohammadi                       Director


        /s/ MARK PERRY*                       Director                     March 22, 2000
---------------------------------
           Mark Perry


        /s/ MOEZ VIRANI*                      Director                     March 22, 2000
---------------------------------
          Moez Virani


     /s/ DUWAYNE PETERSON*                    Director                     March 22, 2000
---------------------------------
        Duwayne Peterson


    *By /s/ MARK CULHANE                                                   March 22, 2000
        -------------------------
              Mark Culhane
            Attorney-in-Fact

                                  iMANAGE, INC.

                                    EXHIBITS
                                       TO
                             FORM 10-K ANNUAL REPORT
                               FOR THE YEAR ENDED
                                DECEMBER 31, 1999


Exhibit
Number    Description of Document
-------   -----------------------

3.1*      Restated Certificate of Incorporation of iManage, Inc.

3.2*      Amended and Restated Bylaws of iManage, Inc.

3.3       Charter Documents of iManage Limited.

4.1*      Rights Agreement dated December 27, 1996, as amended to date.

4.2* Right of First Refusal and Co-Sale Agreement dated December 27, 1996, as amended to date.

10.1* Form of Indemnification Agreement for directors and executive officers.

10.2* 1997 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.

10.3* 1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.

10.4*     Loan and Security Agreement dated March 31, 1999 between Silicon
          Valley Bank and the Company, as amended to date.

10.5      Office Lease for 2121 S. El Camino Real, San Mateo, California between
          Cornerstone Properties I, LLC and the Company dated November 30, 1998, as amended to date.

10.6*     Office Building Lease for 55 East Monroe Street between TST 55 East
          Monroe, LLC and the Company dated January 1999, as amended to date.

10.7*     Sublease between the Company and Q-Image Corporation dated December 5,
          1998.

24.1      Power of Attorney (see signature page).

27.1      Financial Data Schedule.

---------------

* As filed with the Registrant's Registration Statement on Form S-1 (File No. 333-86353) on September 1, 1999, as amended



50