Form 10-Q
period 2000-03-31
IMANAGE INC
filed 2000-05-12
CIK 1093242

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                         COMMISSION FILE NUMBER 0-28041

                                ---------------

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



     At May 1, 2000, there were 21,965,360 shares of the registrant's common stock, $.001 par value, outstanding.


================================================================================

                                  IMANAGE, INC.


                                Table of Contents



PART I     FINANCIAL INFORMATION

Item 1. Financial Statements

           Condensed Consolidated Balance Sheets:
                December 31, 1999 and March 31, 2000.....................................................................1

           Condensed Consolidated Statements of Operations and Other Comprehensive Loss:
                Three Months Ended March 31, 1999 and March 31, 2000.....................................................2

           Condensed Consolidated Statements of Cash Flows:
                Three Months Ended March 31, 1999 and March 31, 2000.....................................................3

           Notes to Condensed Consolidated Financial Statements..........................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................6
Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................................18

PART II    OTHER INFORMATION

Item 2.  Change in Securities and Use of Proceeds........................................................................20
Item 6.  Exhibits and Reports on Form 8-K................................................................................20

SIGNATURES...............................................................................................................21

PART I:  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                  IMANAGE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                     DECEMBER 31,        MARCH 31,
                                                                     ------------       ------------
                                                                        1999               2000
                                                                     ------------       ------------
                                    ASSETS                                              (UNAUDITED)
Current assets:
   Cash and cash equivalents ..................................      $     47,985       $     33,889
   Short-term investments .....................................             3,028              6,605
   Trade accounts receivable, net .............................             5,704              7,373
   Other current assets .......................................               831              1,417
                                                                     ------------       ------------
         Total current assets .................................            57,548             49,284
Property and equipment, net ...................................             1,913              2,448
Long-term investments .........................................             3,223             11,344
Other assets ..................................................             1,237              1,192
                                                                     ------------       ------------
         Total assets .........................................      $     63,921       $     64,268
                                                                     ============       ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................      $      1,627       $        472
   Accrued liabilities ........................................             2,398              2,959
   Equipment line of credit, current portion ..................               612                612
   Deferred revenue ...........................................             9,068              9,384
                                                                     ------------       ------------
         Total current liabilities ............................            13,705             13,427
Equipment line of credit, less current portion ................             1,388              1,360
                                                                     ------------       ------------
         Total liabilities ....................................            15,093             14,787
                                                                     ============       ============
Commitments
Stockholders' Equity:
   Common stock and additional paid-in capital ................            63,885             63,562
   Deferred stock-based compensation ..........................            (4,046)            (2,984)
   Notes receivable for common stock ..........................            (1,002)              (992)
   Accumulated other comprehensive loss .......................               (42)               (90)
   Accumulated deficit ........................................            (9,967)           (10,015)
                                                                     ------------       ------------
         Total stockholders' equity ...........................            48,828             49,481
                                                                     ------------       ------------
         Total liabilities and stockholders' equity ...........      $     63,921       $     64,268
                                                                     ============       ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IMANAGE, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                            OTHER COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                -------------------------------
                                                                                   1999               2000
                                                                                ------------       ------------
       Revenues:
          Licenses .......................................................      $      2,805       $      5,410
          Support and services ...........................................               774              1,772
                                                                                ------------       ------------
                Total revenues ...........................................             3,579              7,182
                                                                                ------------       ------------

       Cost of revenues:
          Licenses .......................................................               149                280
          Support and services (inclusive of stock-based compensation
          expense of $17 in 1999 and $46 in 2000) ........................               543              1,048
                                                                                ------------       ------------
                Total cost of revenues ...................................               692              1,328
                                                                                ------------       ------------
       Gross profit ......................................................             2,887              5,854
                                                                                ------------       ------------
       Operating expenses:
          Sales and marketing (inclusive of stock-based compensation
          expense of $173 in 1999 and $482 in 2000) ......................             1,880              3,984
          Research and development (inclusive of stock-based compensation
          expense of $96 in 1999 and $152 in 2000) .......................               996              1,674
          General and administrative (inclusive of stock-based compensation
          expense of $241 in 1999 and $119 in 2000) ......................               681                957
                                                                                ------------       ------------
                Total operating expenses .................................             3,557              6,615
                                                                                ------------       ------------
       Loss from operations ..............................................              (670)              (761)
       Interest income ...................................................                79                788
       Interest expense ..................................................                (2)               (52)
                                                                                ------------       ------------
       Loss before provision for income taxes ............................              (593)               (25)
                                                                                ------------       ------------
       Provision for income taxes ........................................                (1)               (23)
                                                                                ------------       ------------
       Net loss ..........................................................              (594)               (48)
                                                                                ------------       ------------
       Other comprehensive loss:
             Unrealized loss on investments ..............................                --                (48)
                                                                                ------------       ------------
       Comprehensive loss ................................................      $       (594)      $        (96)
                                                                                ============       ============
       Net loss per share -- basic and diluted ...........................      $      (0.08)      $      (0.00)
                                                                                ============       ============
       Shares used in net loss per  share -- basic and diluted ...........             7,892             21,289
                                                                                ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IMANAGE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                 -------------------------------
                                                                                     1999               2000
                                                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...............................................................      $       (594)      $        (48)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization ........................................                87                262
     Amortization of prepaid rent .........................................                92                 --
     Amortization of deferred stock-based compensation ....................               376                799
     Stock issued for services ............................................               151                 --
     Provision for doubtful accounts ......................................                --                 81
     Changes in operating assets and liabilities:
        Trade accounts receivable .........................................               372             (1,750)
        Other current assets ..............................................                 4               (299)
        Other assets ......................................................               374               (242)
        Accounts payable ..................................................               673             (1,156)
        Accrued liabilities ...............................................            (1,196)               561
        Deferred revenue ..................................................             3,387                316
                                                                                 ------------       ------------
           Net cash provided by (used in) operating activities ............             3,726             (1,476)
                                                                                 ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ....................................              (563)              (797)
   Purchases of investments, net ..........................................                --            (11,746)
                                                                                 ------------       ------------
           Net cash used in investing activities ..........................              (563)           (12,543)
                                                                                 ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of equipment line of credit ..................................                --                (28)
   Repayment of note receivable ...........................................                --                 10
   Issuance of common stock, net ..........................................                 5                 30
   Payment for additional initial public offering expenses ................                --                (89)
                                                                                 ------------       ------------
           Net cash provided by (used in) financing activities ............                 5                (77)
                                                                                 ------------       ------------
   Net increase (decrease) in cash and cash equivalents ...................             3,168            (14,096)
   Cash and cash equivalents at beginning of period .......................             7,617             47,985
                                                                                 ------------       ------------
   Cash and cash equivalents at end of period .............................      $     10,785       $     33,889
                                                                                 ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest .................................................      $          2       $         52
                                                                                 ------------       ------------
   Cash paid for income taxes .............................................      $         11       $         23
                                                                                 ============       ============

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
   Issuance of common stock in exchange for notes receivable ..............      $         34       $         --
                                                                                 ============       ============
   Deferred stock based compensation ......................................      $      1,188       $         --
                                                                                 ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IMANAGE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by iManage, Inc., a Delaware company, (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The unaudited condensed consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full year.

     The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the condensed consolidated financial statements as of December 31, 1999 and for the three months ended March 31, 1999, have been reclassified to conform with the 2000 presentation.

NET LOSS PER SHARE

     The following table presents information necessary to reconcile basic and diluted net loss per common and common equivalent share (in thousands):


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                 -------------------------------
                                                                     1999               2000
                                                                 ------------       ------------
Net loss ..................................................      $       (594)      $        (48)
Shares used in net loss per share -- basic and diluted ....             7,892             21,289
                                                                 ------------       ------------
Net loss per share -- basic and diluted ...................      $      (0.08)      $      (0.00)
                                                                 ============       ============
Anti-Dilutive Securities:
   Convertible preferred stock ............................             8,033                 --
   Options to purchase common stock .......................             1,723              1,469
   Common stock subject to repurchase .....................               379                655
                                                                 ------------       ------------
                                                                       10,135              2,124
                                                                 ============       ============


     The weighted average exercise price of stock options outstanding was $0.33 and $3.69 as of March 31, 1999 and 2000, respectively. The weighted average repurchase price of unvested stock was $0.30 and $0.72 as of March 31, 1999 and 2000, respectively.

DEFERRED STOCK COMPENSATION

     The Company uses the intrinsic value method of accounting for stock-based compensation. Accordingly, no compensation cost is recognized for certain stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through December 31, 1999, the Company recorded deferred stock compensation of $10.4 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

LINE OF CREDIT AGREEMENT

     In March 1999, the Company entered into a line of credit agreement with a bank, comprised of a revolving line of credit and an equipment line of credit. The line of credit agreement is collateralized by substantially all of the Company's assets, intangible assets and intellectual property.

     The revolving line of credit, as amended, provides for borrowings of up to $3.0 million, which can be used at the discretion of the Company through March 31, 2001. Borrowings bear interest at prime plus 0.25% and are due at March 31, 2001. At March 31, 2000, no amounts had been drawn against this facility.

     The equipment line of credit, as amended, bears interest at prime plus 0.50% and provides for borrowings of up to $4.0 million to finance the Company's purchases of property and equipment. At March 31, 2000, $2.0 million had been fully drawn.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July, 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or "SFAS 137," "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company currently anticipates that there will be no significant impact on the Company's financial position or results of operations for the implementation of the requirements of SFAS 133 and SFAS 137.

     In November 1999, the SEC issued Staff Accounting Bulletin 100, or SAB 100, which clarifies the SEC's views on accounting for and disclosing certain expenses incurred in connection with exit activities and business combinations. In December 1999, SAB 101 was issued to summarize the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 100 to have a material effect on its financial position, results of operations or cash flow. The Company is currently evaluating the impact SAB 101 will have on its financial position and results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25," which clarifies:

     (a)  the definition of an employee for purposes of applying APB 25,

     (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,

     (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and

     (d) the accounting for an exchange of stock compensation awards in a business combination.

     This interpretation is effective July 1, 2000, with certain provisions effective earlier. The Company will evaluate the possible impact, if any, that FIN 44 may have on its financial statements.

RELATED PARTY TRANSACTIONS

     One of the founders and principal stockholders of the Company is the owner of a consulting company that subleased space from the Company and provided other services including consulting and employee recruitment in 1999 and 2000. In addition, the Company reimbursed the consulting company for certain travel expenses and other services incurred on its behalf and for the use of certain assets in 1999 and 2000. In 1999, the Company subleased office space to this consulting company. Additionally, the Company hired certain of the consulting company's consultants to provide software development services in 1999.

     Amounts included in net loss which were paid, received or due to or from this related party are as follows (in thousands):


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                              --------------------------------
                                                                                  1999               2000
                                                                              -------------       ------------
        Sublease rent income..........................................        $      21,150       $     22,913
        Consulting and other service expense..........................              217,680            206,795


SUBSEQUENT EVENTS

     In April 2000, the Company entered into an Agreement and Plan of Reorganization with NetRight Technologies, a wholly-owned subsidiary of the Company, and Thoughtstar, Inc. (Thoughtstar), a privately-held collaboration software company. The Company will acquire Thoughtstar in a tax-free transaction for approximately $18.5 million in common stock and cash. The merger is expected to be recorded using purchase method of accounting.

     In April 2000, the Company loaned an executive officer $1,000,000. The loan carries interest at 5% per annum and principal and interest are due October 31, 2000. Outstanding principal and accrued interest may be renewed at October 31, 2000 upon agreement of the parties. The loan is collateralized by 165,000 shares of the Company's common stock.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Forward looking statements can be identified by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Factors That May Impact Future Results" and the risks discussed in our other SEC filings, including our registration statement on Form S-1 declared effective November 17, 1999 by the SEC (File No. 333-86353) and in our Annual Report on Form 10-K filed March 22, 2000 with the SEC.

OVERVIEW

     We supply e-business content and collaboration software platforms and applications that provides organizations with a web-based unified content platform that manages, organizes and delivers relevant information from a variety of sources in a centralized manner throughout the extended enterprise. We believe we are a leading provider of e-business content and collaboration management software, based on the number of customers we serve and the features our software provides. Since 1996, we have licensed our products to over 600 customers for use by over 100,000 end users.

     We were incorporated in October 1995 and commenced operations shortly after that time. During the period October 1995 through September 1996 we were a development stage company and had no revenues. Our operating activities during this period related primarily to developing our product, building our corporate infrastructure and raising capital. In October 1996, we released the first version of our iManage infoCommerce Server and iManage infoRite, and in June 1997, we enhanced our iManage suite of products and shipped iManage infoLink. In March 1998, we released an enhanced version of iManage infoCommerce Server. We began shipping our iManage infoLook in August 1999 and in the fourth quarter of 1999 we released an enhanced version of iManage infoLink.

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

     Commencing in 1998, we began recognizing revenues based on the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition", or SOP 97-2, as amended by Statement of Position 98-4 and commencing in 2000, Statement of Position 98-9. Further implementation guidelines relating to these standards may result in unanticipated changes in our revenue recognition practices, and these changes could affect our future revenues and earnings.

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

     In connection with the granting of stock options to our employees and consultants, we have recorded deferred stock-based compensation totaling approximately $10.4 million through March 31, 2000, of which approximately $3.0 million remains to be amortized. This amount represents the difference between the exercise price and the current estimated fair value of our common stock on the date these stock options were granted. This amount is included as part of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. We recognized stock-based compensation expense of approximately $527,000 and $799,000 in the quarters ended March 31, 1999 and March 31, 2000, respectively, which includes stock-based compensation expense amounts for services provided before the grant date of the options. Future compensation expense from options granted through December 31, 1999 will be charged to operations through 2003.

     We anticipate that our operating expenses will increase substantially as we intend to continue to incur significant research and development costs and invest heavily in the expansion of our sales, marketing and support organizations to build an infrastructure to support our long-term growth strategy. The number of our full-time employees increased from 119 as of December 31, 1999 to 144 as of March 31, 2000. We will seek to hire additional employees in the future. To achieve profitability, we will have to increase our total revenues significantly. We cannot assure you that we will ever attain or maintain profitability.

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

REVENUES


                                                             THREE MONTHS ENDED MARCH 31,
                                                            ------------------------------
                                                                 1999              2000        % CHANGE
                                                            -------------    -------------   ------------
                                                                      (IN THOUSANDS)
License                                                     $       2,805    $       5,410           92.9%
Support and services                                                  774            1,772          128.9%
                                                            -------------    -------------
     Total revenues                                         $       3,579    $       7,182          100.7%
                                                            =============    =============

Sources of revenue as a percent of total revenue
                                                                1999            2000
                                                            ------------    ------------
License                                                             78.4%           75.3%
Support and services                                                21.6%           24.7%


     License Revenues. Our license revenues increased $2.6 million, or 92.9%, for the three months ended March 31, 2000 as compared to the corresponding period in 1999, primarily due to increased market acceptance of our suite of products and increased prices for these products.

     Support and Services Revenues. Our support and services revenues increased $998,000, or 128.9%, for the three months ended March 31, 2000 as compared to the corresponding period in 1999. Support and services revenues consisted primarily of customer support and, to a lesser extent, training and consulting services, associated with the increasing license revenues during these periods. The increase in absolute dollars in support and services revenues for the above periods reflects the increasing customer installation base of iManage suite of products.

COST OF REVENUES


                                                           THREE MONTHS ENDED MARCH 31,
                                                         --------------------------------
                                                            1999                2000          % CHANGE
                                                         -----------        -------------    ------------
                                                                     (IN THOUSANDS)
License                                                  $       149        $         280            87.9%
Support and services                                             543                1,048            93.0%

Cost of revenues as a percent of related revenue
                                                            1999                2000
                                                         -----------         ------------
License                                                          5.3%                 5.2%
Support and services                                            70.2%                59.1%



     Cost of License Revenues. Cost of license revenues increased $131,000, or 87.9%, for the three months ended March 31, 2000 as compared to the corresponding period in 1999, and was the result of increased costs of media associated with the increasing license revenues during this period.

     Cost of Support and Services Revenues. Cost of support and services revenues increased $505,000, or 93.0%, for the three months ended March 31, 2000 as compared to the corresponding period in 1999 and resulted primarily from an increase of $158,000 in personnel-related expenses from increases in technical support and training headcount and an increase of $52,000 in increased facilities-related overhead costs. Cost of support and services revenues also include $17,000 and $46,000 for 1999 and 2000, respectively, for stock-based compensation.

OPERATING EXPENSES


                                                           THREE MONTHS ENDED MARCH 31,
                                                         --------------------------------
                                                            1999                2000          % CHANGE
                                                         -----------        -------------    ------------
                                                                     (IN THOUSANDS)
Sales and marketing                                      $    1,880         $       3,984          111.9%
Research and development                                        996                 1,674           68.1%
General and administrative                                      681                   957           40.5%
Net interest income                                              77                   736          855.8%
Provision for income taxes                                        1                    23             --


Operating expenses as a percent of total revenues

                                                                 THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------------
                                                                1999                       2000
                                                             ----------                 ---------
Sales and marketing                                                52.5%                     55.5%
Research and development                                           27.8%                     23.3%
General and administrative                                         19.0%                     13.3%
Net interest income                                                 2.2%                     10.2%
Provision for income taxes                                           --                        --

     Sales and Marketing. Sales and marketing expenses increased $2.1 million for the three months ended March 31, 2000 as compared to the corresponding period in 1999. This increase primarily reflected investments in our sales and marketing infrastructure, which included an increase of $1.0 million related to significant personnel-related expenses including salaries, benefits and commissions, recruiting fees, and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. Sales and marketing employees totaled 30 as of March 31, 1999, and 52 as of March 31, 2000, representing an increase of 73.3%. The increase in sales and marketing expenses also reflected an increase of $319,000 in travel and entertainment expenses and an increase of $227,000 in public relations and trade show expenses. Sales and marketing expenses also include $173,000 and $482,000 for 1999 and 2000, respectively, for stock-based compensation.

     Research and Development. Research and development expenses increased $678,000 for the three months ended March 31, 2000 as compared to the corresponding period in 1999 and was primarily related to increased personnel costs resulting from the increase in the wage rates, benefits and the number of software developers and quality assurance personnel and third-party consultants to support our product development and testing activities related to the development of iManage infoRite, iManage infoLink and iManage infoLook, as well as enhancements to iManage infoCommerce Server. Our research and development employees totaled 21 as of March 31, 1999, and 44 as of March 31, 2000, representing an increase of 109.5%. The decrease in research and development expenses as a percentage of total for the three months ended March 31, 2000 as compared to the corresponding period in 1999 resulted from increases in our total revenue. Research and development expenses also include $96,000 and $152,000 for 1999 and 2000, respectively, for stock-based compensation.

     General and Administrative. General and administrative expenses increased $276,000 for the three months ended March 31, 2000 as compared to the corresponding period in 1999 and was primarily the result of increased personnel costs of $195,000 resulting from additional finance, executive and administrative personnel and increases of $141,000 in professional service costs, primarily accounting and legal, to support the growth of our business during these periods. General and administrative expenses also include $241,000 and $119,000 for 1999 and 2000, respectively, for stock-based compensation.

     Net Interest Income. Net interest income increased $659,000 for the three months ended March 31, 2000 as compared to the corresponding period in 1999 reflecting higher invested cash balances as a result of proceeds received from our initial public offering in the fourth quarter of 1999, which was invested for the full period ending March 31, 2000, offset by interest expense from our equipment line of credit.

     Provision for Income Taxes. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable and the change during the period in deferred tax assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     In November 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $41.2 million. Prior to the offering, we had funded our operations primarily through sales of convertible preferred stock, resulting in net proceeds of $10.9 million through September 30, 1999. To a lesser extent, we have financed our operations through lending arrangements. As of March 31, 2000, we had cash, cash equivalents and available for sale marketable securities of $51.8 million and approximately $3.0 million of available borrowings under a line of credit.

     Net cash provided by operating activities was $3.7 million for the three months ended March 31, 1999; $1.5 million was used by operating activities for the three months ended March 31, 2000. Cash used by operating activities was primarily a result of payment of expenses associated with the Company's initial public offering which were reflected as liabilities at December 31, 1999 and by increases in accounts receivable as a result of increasing revenues. Cash provided by operations was primarily the result of increasing sales of our iManage suite of products, receipt of cash associated with license and support and service revenues in advance of revenue recognition and non-cash charges associated with stock-based compensation expense.

     For the last two years, our investing activities have consisted of purchases of property and equipment and, in 2000, the purchase of long-term available for sale marketable securities.

     Net cash used in investing activities totaled $563,000 for the three months ended March 31, 1999 and $12.5 million for the three months ended March 31, 2000. We financed the acquisition of property and equipment primarily through a line of credit through 1999 and currently finance property and equipment with current cash flow. Our property and equipment largely consists of computer hardware and software and furniture and fixtures for our increasing employee base as well as for our management information systems. We anticipate that we will experience an increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

     Our financing activities provided $5,000 for the three months ended March 31, 1999 and $77,000 for the three months ended March 31, 2000.

     As of March 31, 2000, we had a revolving line of credit with a bank for $3.0 million, which bears interest at the lending bank's prime rate plus 0.25%. Borrowings were limited to the lesser of 80% of eligible accounts receivable or $3.0 million and were secured by substantially all of our assets. As of March 31, 2000, we could have borrowed approximately $3.0 million but had not borrowed any amount as of that date. In addition, as of March 31, 2000, we had an equipment line of credit with a bank for $4.0 million, which bears interest at the lending bank's prime rate plus 0.5%. As of March 31, 2000, we had borrowed $2.0 million under the equipment line of credit. Both lines of credit include covenant restrictions requiring us to:

     (a) maintain a monthly quick assets to current liabilities ratio of at least two to one;

     (b) maintain a quarterly minimum operating level requiring that we not incur a net loss, as defined, greater than $1 million; and

     (c)  limit our ability to declare and pay dividends.

     The net loss, as defined, is determined based upon our operating results, excluding non-cash charges, such as amortization of goodwill, depreciation, and stock-based compensation. We were in compliance with these covenants at March 31, 2000.

     We currently anticipate that the net proceeds of our initial public offering, together with our existing lines of credit and available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures at least through the next 12 months. However, we may be required, or could elect, to seek additional funding before that time. Our future capital requirements will depend on many factors, including our future revenue, the timing and extent of spending to support product development efforts and expansion of sales, general and administrative activities, the timing of introductions of new products and market acceptance of our products. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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

     We have an accumulated deficit of approximately $10.0 million as of March 31, 2000 and may not be able to achieve profitability.

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

     In the three months ending March 31, 1999 and March 31, 2000, we derived substantially all of our license revenues from the sale of licenses for our iManage infoCommerce Server, iManage infoRite and iManage infoLink products. We currently expect to continue to derive a majority of our license revenues from these products. If the market does not continue to accept these products, our revenues will decline significantly and this could negatively affect our operating results. Factors that may affect the market acceptance of these products include the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control.

     We have always been heavily dependent upon law firm customers. If we do not expand sales of our products to other customers, we may not be able to grow our revenues consistent with past growth rates and our operating results will suffer.

     We derived 93% and 87% of our total revenues in the three months ending March 31, 1999 and March 31, 2000, respectively, from the sale of licenses to law firms and professional service firms. Our future success is substantially dependent on our ability to sell a significant number of licenses to customers in other businesses, particularly large multi-national corporations. To sell a significant number of licenses to these businesses, we must devote time and resources to train our sales employees to work in industries outside law firms and professional service firms. We may not be successful in our efforts. Unlike law firms and professional service organizations, customers in other industries, including large multi-national corporations, may not require or perceive the value of our content and collaboration software platform and applications. If we cannot license our products to customers in other industries, our business could be significantly adversely affected.

     We may be unable to penetrate additional markets and grow our revenues if we do not successfully obtain leads or referrals from our customers.

     To increase sales of our e-business content and collaboration software platform and applications and grow our total revenues, we will try to obtain leads or referrals from our current customers. If we are unable to maintain these existing customer relationships, or fail to establish additional relationships, we will have to devote substantially more resources, both financial and personnel, to the sales and marketing of our products. As a result, our success depends in part on the ultimate success of these current relationships and the willingness of our customers to provide us with these introductions, referrals and leads. Our current customer relationships do not, and any future relationships we establish may not, afford us any exclusive marketing or distribution rights. In addition, at any time, our customers may terminate their relationships with us, pursue other relationships with our competitors or develop or acquire products that compete with our products. Even if our customers provide us with leads and introductions, we may not penetrate additional markets or grow our revenues.

     If the emerging market for e-business content and collaboration software does not develop as quickly as we expect, our business will suffer.

     The market for e-business content and collaboration software platform and applications has only recently begun to develop, is rapidly evolving and will likely have an increasing number of competitors. We cannot be certain that a viable market for our products will emerge or be sustainable. If the e-business content and collaboration software market fails to develop, or develops more slowly than expected, demand for our products will be less than anticipated and our business and operating results would be seriously harmed.

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

     Our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results. Customers often view the purchase of our products as a significant and strategic decision, and this decision typically involves a considerable commitment of resources and is influenced by the customers' budget cycles. Selling our products also requires us to educate potential customers on their use and benefits because our e-business content and collaboration software is a new category of product. As a result, our products have a lengthy sales cycle, which has historically ranged from approximately two to six months.

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

     Our future success depends on our ability to provide a comprehensive e-business content and collaboration software solution. To provide this comprehensive solution, we must continually develop and introduce high quality, cost-effective products as well as product enhancements on a timely basis. If the market does not accept new products, our business will suffer and our stock price will likely fall.

     In addition, while our current product offerings have the ability to manage many types of content, such as graphics, video, text, audio and data, we are dependent upon third parties to develop additional interfaces that will enable the deposit of other types of structured relational data, particularly data generated by enterprise resource planning systems, into the iManage infoCommerce Server. These third parties may not be able to develop these technologies, and we may therefore not be able to continue to offer a comprehensive e-business content and collaboration software solution. Our failure to offer a comprehensive solution would seriously harm our business.

     If our products cannot scale to meet the demands of thousands of concurrent users, our targeted customers may not license our solutions, which will cause our revenue to decline.

     Our strategy is to target large organizations that, because of the significant amounts of information and content that they generate and use, require our e-business content and collaboration software solution. For this strategy to succeed, our software products must be highly scalable; that is, they must be able to accommodate thousands of concurrent users. If our products cannot scale to accommodate a large number of concurrent users, our target markets will not accept our products and our business and operating results will suffer.

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

     In addition, our iManage infoCommerce Server runs on the Windows NT and Windows 2000 platform. If a customer does not currently use these platforms and does not choose to adopt these platforms, we will be unable to license our products to this customer. Furthermore, some of our products do not yet run on other popular operating systems, such as the UNIX operating system. If another platform becomes more widely used, we could be required to convert our product to that platform. We may not succeed in these efforts, and even if we do, potential customers may not choose to license our product.

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

     Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our products. For example, we may discover that third parties have developed similar or competing technologies to manage, organize and deliver information and content. As a result, we may be found to infringe on the proprietary rights of others. Furthermore, companies in the software market are increasingly bringing suits that allege infringement of their proprietary rights, particularly patent rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

     - cease using key aspects of our e-business content and collaboration software solution that incorporate the challenged intellectual property;

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

     Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our limited resources. We have grown from 119 employees at December 31, 1999 to 144 employees at March 31, 2000. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among our executive, research and development, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could seriously harm our business and operating results.

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

     The proposed Thoughtstar acquisition presents risks to our business.

     In April 2000, we agreed to acquire Thoughtstar, Inc. The acquisition has not yet been consummated and if consummated, we could face the following risks:

     - difficulties in the assimilation of acquired personnel, operations, technologies or products of Thoughtstar;

     - difficulty in retaining key personnel both before and after the acquisition;

     - the failure to realize the synergies and other perceived advantages resulting from the acquisition;

     -    unanticipated costs associated with the acquisition;

     -    diversion of management's attention from our other business concerns;
          and

     - adverse effects on our existing business relationships with suppliers and customers.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

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

INTEREST RATE RISK

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

     The table below presents the carrying value and related weighted average interest rates by year of maturity of our investment portfolio.


                                                          2000                             2001
                                                -------------------------        -------------------------
                                                CARRYING       AVERAGE           CARRYING      AVERAGE
                                                  VALUE     INTEREST RATE          VALUE     INTEREST RATE
                                                ----------  -------------        ----------  -------------
                                                            (in thousands, except interest rates)
Investment securities:
    Cash equivalents                            $   32,225       5.86%           $       --        --%
                                                ==========                       ==========

    Short-term investments                      $    3,447       6.53%           $    3,158      6.71%
                                                ==========                       ==========
    Long-term investments                       $       --         --%           $   11,344      7.07%
                                                ==========                       ==========
Debt:
    Equipment Line of Credit                    $      417       9.50%           $    1,555      9.50%
                                                ==========                       ==========

PART II  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) Use of Proceeds. Our initial public offering of stock was November 17, 1999 at $11.00 per share for an aggregate initial public offering of $45.5 million.

     The managing underwriters in our initial public offering were Robertson Stephens International, U.S. Bancorp Piper Jaffray and C.E. Unterberg, Towbin. We registered the shares of the common stock sold in the offering under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-86353). The SEC declared the registration statement effective on November 17, 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     See Index to Exhibits on page 22 hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, County of San Mateo, State of California, on the 12th day of May, 2000.

                                  iMANAGE, INC.


                                  By:     /s/ MARK CULHANE
                                     ----------------------------------------
                                              Mark Culhane
                                        Chief Financial Officer and Secretary
                                  iMANAGE, INC.

                                    EXHIBITS
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2000


Exhibit
Number             Description of Document
------             -----------------------
3.1*               Restated Certificate of Incorporation of iManage, Inc.

3.2*               Amended and Restated Bylaws of iManage, Inc.

3.3**              Charter Documents of iManage Limited.

3.4                Charter Documents of iManage S.A.R.L.

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

10.4               Loan and Security Agreement dated March 31, 1999 between Silicon Valley Bank and the Company, as amended to date.

10.5**             Office Lease for 2121 S. El Camino Real, San Mateo, California between Cornerstone Properties I,
                   LLC and the Company dated November 30, 1998, as amended to date.

10.6*              Office Building Lease for 55 East Monroe Street between TST 55 East Monroe, LLC and the Company dated January 1999, as amended to date.

10.7*              Sublease between the Company and Q-Image Corporation dated December 5, 1998.

27.1               Financial Data Schedule.
---------------

* As filed with iManage, Inc.'s Registration Statement on Form S-1 (File No. 333-86353) on September 1, 1999, as amended.
** As filed with iManage, Inc.'s Report on Form 10-K for the year ended December 31, 1999 on March 22, 2000.