Form 10-Q
period 2000-06-30
IMANAGE INC
filed 2000-08-14
CIK 1093242

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 2000 or

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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At August 11, 2000, there were 23,272,700 shares of the registrant's common stock, $.001 par value, outstanding.

================================================================================

                                  IMANAGE, INC.


                                Table of Contents

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets:
             December 31, 1999 and June 30, 2000 ......... ...........................       1

         Condensed Consolidated Statements of Operations and Other Comprehensive Loss:
             Three and Six Months Ended June 30, 1999 and June 30, 2000 ..............       2

         Condensed Consolidated Statements of Cash Flows:
             Six Months Ended June 30, 1999 and June 30, 2000 ........................       3

         Notes to Condensed Consolidated Financial Statements ........................       4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations ..............................................................       7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..................      18

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders .........................      19
Item 6.  Exhibits and Reports on Form 8-K ............................................      19

SIGNATURES ...........................................................................      20

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  IMANAGE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           DECEMBER 31,     JUNE 30,
                                                           ------------     --------
                                                              1999            2000
                                                           ------------     --------
                                                                          (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents ...........................      $ 47,985       $ 29,329
  Short-term investments ..............................         3,028          7,839
  Trade accounts receivable, net ......................         5,704          8,348
  Other current assets ................................           831          2,289
                                                             --------       --------
        Total current assets ..........................        57,548         47,805
Property and equipment, net ...........................         1,913          2,785
Long-term investments .................................         3,223         11,055
Other assets ..........................................         1,237          1,529
Goodwill and other intangible assets ..................            --         16,751
                                                             --------       --------
        Total assets ..................................      $ 63,921       $ 79,925
                                                             --------       --------
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ....................................      $  1,627       $    485
  Accrued liabilities .................................         2,398          3,960
  Bank lines of credit, current portion ...............           612          3,791
  Deferred revenue ....................................         9,068          9,390
                                                             --------       --------
        Total current liabilities .....................        13,705         17,626
Equipment line of credit, less current portion ........         1,388          1,277
                                                             --------       --------
        Total liabilities .............................        15,093         18,903
                                                             ========       ========
Commitments
Stockholders' Equity:
  Common stock and additional paid-in capital .........        63,885         75,379
  Deferred stock-based compensation ...................        (4,046)        (3,292)
  Notes receivable for common stock ...................        (1,002)          (910)
  Accumulated other comprehensive loss ................           (42)           (63)
  Accumulated deficit .................................        (9,967)       (10,092)
                                                             --------       --------
        Total stockholders' equity ....................        48,828         61,022
                                                             --------       --------
        Total liabilities and stockholders' equity ....      $ 63,921       $ 79,925
                                                             ========       ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IMANAGE, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                            OTHER COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                            -----------------------       -----------------------
                                                              1999           2000            1999            2000
                                                            --------       --------       --------       --------
Revenues:
   Licenses ..........................................      $  3,354       $  6,307       $  6,159       $ 11,717
   Support and services ..............................           941          2,132          1,715          3,904
                                                            --------       --------       --------       --------
        Total revenues ...............................         4,295          8,439          7,874         15,621
                                                            --------       --------       --------       --------
Cost of revenues:
   Licenses ..........................................           178            326            327            606
   Support and services (inclusive of
   stock-based compensation expense of $13
   and $45 for the three months ended June
   30, 1999 and 2000, respectively and $30 and $91
   for the six months ended June 30, 1999 and 2000,
   respectively) .....................................           660          1,169          1,203          2,216
                                                            --------       --------       --------       --------
        Total cost of revenues .......................           838          1,495          1,530          2,822
                                                            --------       --------       --------       --------
Gross profit .........................................         3,457          6,944          6,344         12,799
                                                            --------       --------       --------       --------
Operating expenses:
   Sales and marketing (inclusive of
   stock-based compensation expense of $1,277
   and $361 for the three months ended June 30,
   1999 and 2000, respectively and $1,450 and $843
   for the six months ended June 30, 1999 and
   2000, respectively) ...............................         3,247          4,495          5,127          8,479
   Research and development (inclusive of
   stock-based compensation expense of $78
   and $143 for the three months ended June
   30, 1999 and 2000, respectively and $174 and $295
   for the six months ended June 30, 1999 and
   2000, respectively) ...............................         1,062          1,925          2,058          3,600
   General and administrative (inclusive of
   stock-based compensation expense of $96 and
   $106 for the three months ended June 30, 1999
   and 2000, respectively and $337 and $225 the six
   months ended June 30, 1999 and 2000,
   respectively) .....................................           594          1,088          1,275          2,045

   Amortization of goodwill and other
   intangibles .......................................            --            210             --            210
                                                            --------       --------       --------       --------
        Total operating expenses .....................         4,903          7,718          8,460         14,334
Loss from operations .................................        (1,446)          (774)        (2,116)        (1,535)
Interest income ......................................           125            774            204          1,562
Interest expense .....................................           (16)           (48)           (18)          (100)
Other income .........................................            --             16             --             16
                                                            --------       --------       --------       --------
Loss before provision for income taxes ...............        (1,337)           (32)        (1,930)           (57)
                                                            --------       --------       --------       --------
Provision for income taxes ...........................             3             45              4             68
                                                            --------       --------       --------       --------
Net loss .............................................      $ (1,340)      $    (77)        (1,934)      $   (125)
                                                            --------       --------       --------       --------
Other comprehensive loss:
     Unrealized loss on investments ..................            --             27             --            (21)
                                                            --------       --------       --------       --------
Comprehensive loss ...................................      $ (1,340)      $    (50)      $ (1,934)      $   (146)
                                                            ========       ========       ========       ========
Net loss per share -- basic and diluted ..............      $  (0.08)      $  (0.00)      $  (0.12)      $  (0.01)
                                                            ========       ========       ========       ========
Shares used in net loss per share -- basic
   and diluted .......................................        16,352         21,550         16,135         21,430
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

                                  IMANAGE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  ------------------------
                                                                     1999            2000
                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..................................................     $ (1,934)      $   (125)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization ............................          480            575
    Amortization of goodwill and other intangibles ...........           --            210
    Amortization of deferred stock-based compensation ........        1,783          1,454
    Stock issued for services ................................          208             --
    Provision for doubtful accounts ..........................           --            205
    Changes in operating assets and liabilities (in 2000, net
       of effects of acquisitions):
       Trade accounts receivable .............................           74         (2,849)
       Other current assets ..................................           --             --
       Other assets ..........................................          105         (1,750)
       Accounts payable ......................................          168         (1,142)
       Accrued liabilities ...................................         (847)         1,346
       Deferred revenue ......................................        4,659            322
                                                                   --------       --------
         Net cash provided by (used in) operating activities .        4,696         (1,754)
                                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment .......................       (1,224)        (1,447)
   Purchases of investments, net .............................       (3,495)       (12,664)
   Acquisition of business, net of cash acquired .............           --         (5,925)
                                                                   --------       --------
         Net cash used in investing activities ...............       (4,719)       (20,036)
                                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of equipment line of credit .....................           --           (111)
   Proceeds from bank lines of credit ........................        1,000          3,179
   Repayment of note receivable ..............................           --             92
   Issuance of common stock, net .............................           28             67
   Payment for additional initial public offering expenses ...           --            (93)
                                                                   --------       --------
         Net cash provided by (used in) financing activities .        1,028          3,134
                                                                   --------       --------
   Net increase (decrease) in cash and cash equivalents ......        1,005        (18,656)
   Cash and cash equivalents at beginning of period ..........        7,617         47,985
                                                                   --------       --------
   Cash and cash equivalents at end of period ................     $  8,622       $ 29,329
                                                                   ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest ....................................     $     17       $    100
                                                                   ========       ========
   Cash paid for income taxes ................................     $     42       $     25
                                                                   ========       ========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
   Issuance of common stock in exchange for notes receivable .     $    126       $     --
                                                                   ========       ========
   Issuance of common stock for business acquisition .........     $     --       $ 11,036
                                                                   ========       ========
   Deferred stock based compensation .........................     $  4,060       $    982
                                                                   ========       ========

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

    The balance sheet as of December 31, 1999 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in our Annual Report on Form 10-K.

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

    Certain amounts in the condensed consolidated financial statements as of December 31, 1999 and for the six months ended June 30, 1999, have been reclassified to conform with the 2000 presentation.

NET LOSS PER SHARE

    The following table presents information necessary to reconcile basic and diluted net loss per common and common equivalent share (in thousands):

                                                THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                ---------------------------    -------------------------
                                                   1999           2000           1999           2000
                                                 --------       --------       --------       --------
Net loss ..................................      $ (1,340)      $    (77)      $ (1,934)      $   (125)
Weighted average shares outstanding .......        16,352         21,550         16,135         21,430
                                                 --------       --------       --------       --------
Net loss per share -- basic and
diluted ...................................      $  (0.08)      $  (0.00)      $  (0.12)      $  (0.01)
                                                 ========       ========       ========       ========
Anti-Dilutive Securities:
   Convertible preferred stock ............         8,033             --          8,033             --
   Options to purchase common stock .......         1,720          1,918          1,720          1,918
   Common stock subject to repurchase .....           360            485            360            485
                                                 --------       --------       --------       --------
                                                   10,113          2,403         10,113          2,403
                                                 ========       ========       ========       ========

    The weighted average exercise price of stock options outstanding was $0.57 and $4.88 as of June 30, 1999 and 2000, respectively. The weighted average repurchase price of unvested stock was $0.32 and $0.67 as of June 30, 1999 and 2000, respectively.

DEFERRED STOCK COMPENSATION

    The Company uses the intrinsic value method of accounting for stock-based compensation. Accordingly, no compensation cost is recognized for certain stock options to purchase the Company's common stock when the exercise price exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through December 31, 1999, the Company recorded deferred stock compensation of $11.4 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

LINE OF CREDIT AGREEMENT

    In March 1999, the Company entered into lines of credit agreement with a bank, comprised of a revolving line of credit and an equipment line of credit. The line of credit agreement is collateralized by substantially all of the Company's assets, intangible assets and intellectual property.

    The revolving line of credit, as amended, provides for borrowings of up to $3.0 million, which can be used at the discretion of the Company through March 31, 2001. Borrowings bear interest at prime plus 0.25% and are due at March 31, 2001. At June 30, 2000, approximately $2.0 million had been drawn against this facility.

    The equipment line of credit, as amended, bears interest at prime plus 0.50% and provides for borrowings of up to $4.0 million to finance the Company's purchases of property and equipment. At June 30, 2000, $3.1 million had been drawn against this facility.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July, 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or "SFAS 137," "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 and SFAS 137 will have on its financial position and results of operations.

    In December 1999, Staff Accounting Bulletin No. 101, SAB 101 was issued to summarize the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 becomes effective in the Company's quarter ended December 31, 2000. The Company is currently evaluating the impact SAB 101 will have on its financial position and results of operations.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25," which clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 and January 12, 2000. We believe that the effect of the provisions which are specific to event after December 15, 1998 and January 12, 2000 will not have a material effect on our financial position and results of operation on adoption of FIN 44. We are currently evaluating the impact of the adoption of the remaining provisions of FIN 44 on our financial position and results of operations.

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

    Amounts included in net loss which were paid and received from this related party are as follows (in thousands):

                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                     JUNE 30,             JUNE 30,
                                ------------------    ----------------
                                  1999      2000      1999      2000
                                  ----      ----      ----      ----
Sublease rent income .......      $ 21      $ 23      $ 42      $ 46
Consulting and other service
  expense ..................       185        72       402       279

ACQUISITION

    On June 21, 2000, the Company completed the acquisition of THOUGHTSTAR, Inc. ("THOUGHTSTAR"). The Company issued 1,006,717 shares of its common stock with a fair market value of $11.0 million and paid cash consideration of $5.2 million for all of the outstanding stock of THOUGHTSTAR and additional monies loaned prior to the completion of the merger and incurred transaction costs consisting primarily of professional fees of $700,000, resulting in a total purchase price of $16.9 million. The acquisition was accounted for as a purchase business combination which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The results of operations of THOUGHTSTAR have been included with our results of operations since June 21, 2000, the date of acquisition.

    The fair value of the assets of THOUGHTSTAR which was determined through established valuation techniques used in the software industry, and a summary of the consideration exchanged for these assets is as follows (in thousands):

Total purchase price .................      $ 16,961
                                            ========
Assets acquired:
      Purchased technology ...........         1,900
      Assembled workforce ............           400
      Non-compete agreements .........           400
      Goodwill .......................        14,261
                                            --------
                                            $ 16,961
                                            ========

    Amounts allocated to goodwill, assembled work force and non-compete agreements are amortized on a straight-line over basis two years. At June 30, 2000, accumulated amortization related to these items totaled $210,000.

     Summarized below are the unaudited pro forma results of operations of iManage as though THOUGHTSTAR had been acquired at the beginning of each of the periods presented. Adjustments have been made for estimated increases in amortization for purchased software products, assembled work force and non-compete agreements and related income tax effects.

                                                YEAR ENDED      SIX MONTHS
                                               DECEMBER 31,    ENDED JUNE 30,
                                               ------------    --------------
                                                   1999            2000
                                                   ----            ----
                                          (in thousands except net loss per share)
Revenue ...................................      $ 18,570       $ 15,621
Net loss   ................................      $(13,329)      $ (6,077)
Basic and diluted net loss per share ......      $  (1.22)      $  (0.28)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 1999 Annual Report on Form 10K and our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Factors That May Impact Future Results" and the risks discussed in our other SEC filings, including our registration statement on Form S-1 declared effective November 17, 1999 by the SEC (File No. 333-86353) and in our 1999 Annual Report on Form 10-K filed with the SEC.

OVERVIEW

    We are a leading provider of e-business content and collaboration software platforms and applications for enterprises engaged in information commerce as part of their e-business strategy. The Company's products provide a centralized web-based unified content platform for information and collaboration management, both for internal use and for use across the extended enterprise. We believe we are a leading provider of e-business content and collaboration management software, based on the number of customers we serve and the features our software provides. Since 1996, we have licensed our products to over 850 customers for use by over 190,000 end users.

    We were incorporated in October 1995 and commenced operations shortly after that time. During the period October 1995 through September 1996 we were a development stage company and had no revenues. Our operating activities during this period related primarily to developing our product, building our corporate infrastructure and raising capital. In October 1996, we released the first version of iManage infoCommerce Server and iManage infoRite, and in June 1997, we enhanced our iManage suite of products and shipped iManage infoLink. In March 1998, we released an enhanced version of iManage infoCommerce Server. We began shipping iManage infoLook in August 1999 and in the fourth quarter of 1999 we released an enhanced version of iManage infoLink.

    Through June 30, 2000, substantially all of our total revenues were derived from licenses of the iManage suite of applications and related services. Our license revenues are generally based on the number of users and servers and can be licensed on either a perpetual or subscription license basis. Support and services revenues consist of customer support, training and consulting. Customers who license our products generally purchase support contracts, which are billed on a subscription basis typically covering a 12-month period. Training services are billed on a per student or per class session basis and consulting is customarily billed at a fixed daily rate plus our out-of-pocket expenses.

    In connection with our acquisition of Thoughtstar on June 21, 2000, we recorded goodwill and intangibles of approximately $17.0 million, which is being amortized to expense over its estimated useful life of two years. For the three and six month period ending June 30, 2000, we recognized approximately $210,000 in expense. At June 30, 2000, approximately $16.8 million remains to be amortized and will be charged to operations through 2002.

    We anticipate that our operating expenses will increase substantially as we intend to continue to incur significant research and development costs and invest heavily in the expansion of our sales, marketing and support organizations to build an infrastructure to support our long-term growth strategy. The number of our full-time employees increased from 119 as of December 31, 1999 to 168 as of June 30, 2000. We will seek to hire additional employees in the future. To achieve profitability, we will have to increase our total revenues significantly. We cannot assure you that we will ever attain or maintain profitability.

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

REVENUES

                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                JUNE 30,              %               JUNE 30,              %
                          --------------------                  --------------------
                           1999          2000      CHANGE        1999          2000      CHANGE
                          -------      -------     ------       -------      -------     ------
                             (IN THOUSANDS)                        (IN THOUSANDS)
License                   $ 3,354      $ 6,307       88.0       $ 6,159      $11,717      90.2
Support and services          941        2,132      126.6         1,715        3,904     127.6
                          -------      -------                  -------      -------
    Total revenues        $ 4,295      $ 8,439       96.5       $ 7,874      $15,621      98.4
                          =======      =======                  =======      =======

Sources of revenue as a percent
of total revenue

                           1999          2000                    1999          2000
                           ----          ----                    ----          ----
License                    78.1%         74.7%                   78.2%         75.0%
Support and services       21.9%         25.3%                   21.8%         25.0%

    License Revenues. Our license revenues increased $3.0 million, or 88.0%, for the three months ended June 30, 2000 and $5.6 million, or 90.2%, for the six months ended June 30, 2000 as compared to the corresponding periods in 1999, primarily due to increased market acceptance of our suite of products and increased prices for these products.

    Support and Services Revenues. Our support and services revenues increased $1.2 million, or 126.6% for the three months ended June 30, 2000, and $2.2 million, or 127.6%, for the six months ended June 30, 2000 as compared to the corresponding periods in 1999. Support and services revenues consisted primarily of customer support and, to a lesser extent, training and consulting services, associated with the increasing license revenues during these periods. The increase in absolute dollars in support and services revenues for the above periods reflects the increasing customer installation base of iManage suite of products.

COST OF REVENUES

                                     THREE MONTHS ENDED                          SIX MONTHS ENDED
                                          JUNE 30,                                 JUNE 30,
                                    --------------------             %          --------------------          %
                                     1999          2000            CHANGE        1999          2000        CHANGE
                                    -------      -------           ------       -------      -------       ------
                                        (IN THOUSANDS)                            (IN THOUSANDS)
License                            $    178      $    326           83.1     $    327       $    606        85.3
Support and services                    660         1,169           77.1        1,203          2,216        84.2

Cost of revenues as a percent
of related revenue

                                        1999         2000                        1999           2000
                                        ----         ----                        ----           ----
License                                 5.3%          5.2%                       5.3%           5.2%
Support and services                   70.1%         54.8%                      70.1%          56.8%

    Cost of License Revenues. Cost of license revenues increased $148,000, or 83.1%, for the three months ended June 30, 2000 and $279,000, or 85.3%, for the six months ended June 30, 2000, and was the result of increased costs of media associated with the increasing license revenues during this period.

    Cost of Support and Services Revenues. Cost of support and services revenues increased $509,000, or 77.1%, for the three months ended June 30, 2000 and $1.0 million, or 84.2%, for the six months ended June 30, 2000 as compared to the corresponding periods in 1999. For the six months ended June 30, 2000 this resulted primarily from an increase of $265,000 in personnel-related expenses from increases in technical support and training headcount, an increase of $84,000 in increased facilities-related overhead costs and an increase of $264,000 in other overhead allocation. Cost of support and services revenues also include stock-based compensation of $13,000 for the three months ended June 30, 1999 and $30,000 for the six months ended June 30, 1999, and $45,000 and $91,000 for the respective periods in 2000.

OPERATING EXPENSES, INTEREST INCOME AND TAXES

                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                        JUNE 30,                             JUNE 30,
                                 --------------------        %          --------------------       %
                                  1999          2000       CHANGE        1999          2000     CHANGE
                                 -------      -------      ------       -------      -------    ------
                                    (IN THOUSANDS)                        (IN THOUSANDS)
Sales and marketing               $3,247      $4,495        38.4       $5,127      $8,479        65.4
Research and development           1,062       1,925        81.3        2,058       3,600        74.9
General and administrative           594       1,088        83.2        1,275       2,045        60.4
Net interest income                  109         742       580.7          186       1,478       694.6
Provision for income taxes             3          45      1400.0            4          68      1600.0
Amortization of goodwill and          --         210          --           --         210          --
    other intangibles


Operating expenses as a percent
of total revenues

                               THREE MONTHS ENDED                        SIX MONTHS ENDED
                                    JUNE 30,                                 JUNE 30,
                               ------------------                        -----------------
                                1999       2000                          1999          2000
                                ----       ----                          ----          ----
Sales and marketing             75.6%      53.3%                         65.1%        54.3%
Research and development        24.7%      22.8%                         26.1%        23.0%
General and administrative      13.8%      12.9%                         16.2%        13.1%
Net interest income              2.5%       8.8%                          2.4%        9.5%
Provision for income taxes        --        0.5%                           --         0.4%

    Sales and Marketing. Sales and marketing expenses increased $1.2 million for the three months ended June 30, 2000 and $3.4 million, for the six months ended June 30, 2000 as compared to the corresponding periods in 1999. This increase primarily reflected investments in our sales and marketing infrastructure, which included an increase of $2.1 million related to significant personnel-related expenses including salaries, benefits and commissions, recruiting fees, and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. Sales and marketing employees totaled 34 as of June 30, 1999, and 62 as of June 30, 2000, representing an increase of 82.4%. For the six months ended June 30, 2000, the increase in sales and marketing expenses also reflected an increase of $370,000 in travel and entertainment expenses and an increase of $420,000 in public relations and trade show expenses. Sales and marketing expenses also include stock-based compensation of $1.3 million for the three months ended June 30, 1999 and $1.5 million for the six months ended June 30, 1999, and $361,000 and $843,000 for the respective periods in 2000.

    Research and Development. Research and development expenses increased $863,000 and $1.5 million, for the three and six months ended June 30, 2000 as compared to the corresponding periods in 1999 and was primarily related to increased personnel costs resulting from the increase in the wage rates, benefits and the number of software developers and quality assurance personnel and third-party consultants to support our product development and testing activities related to the development of iManage infoRite, iManage infoLink and iManage infoLook, as well as enhancements to iManage infoCommerce Server. Our research and development employees totaled 22 as of June 30, 1999, and 55 as of June 30, 2000, representing an increase of 150.0%. The decrease in research and development expenses as a percentage of total for the three months and six months ended June 30, 1999 as compared to the corresponding period in 1999 results from increases in our total revenue number. Research and development expenses also include stock-based compensation of $78,000 for the three months ended June 30, 2000 and $174,000 for the six months ended June 30, 1999, and $143,000 and $295,000 for the respective periods in 2000.

    General and Administrative. General and administrative expenses increased $494,000 for the three months ended June 30, 2000 and $770,000, for the six months ended June 30, 2000 as compared to the corresponding periods in 1999 and was primarily the result of increased personnel costs of $249,000 resulting from additional finance, executive and administrative personnel and increases of $277,000 in professional service costs, primarily accounting and legal, as a result of the Company being subject to reporting and regulatory filing requirements as a result of our initial public offering in the fourth quarter of 1999 and to support the growth of our business during these periods. General and administrative expenses also include stock-based compensation of $96,000 for the three months ended June 30, 1999 and $337,000 for the six months ended June 30, 1999, and $106,000 and $225,000 for the respective periods in 2000.

    Net Interest Income. Net interest income increased $633,000 and $1.3 million, for the three and six months ended June 30, 2000 as compared to the corresponding periods in 1999 reflecting higher invested cash balances as a result of proceeds received from our initial public offering in the fourth quarter of 1999, which was invested for the full period ending June 30, 2000, offset by interest expense from our equipment line of credit.

    Provision for Income Taxes. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has only provided for Federal Alternative Minimum Tax because of utilization of its net operating loss carry forwards and state income tax in certain states in which it has operations, due to the availability of net operating losses carry forwards. We will continue to evaluate on a quarterly basis whether the deferred tax asset is recoverable.

LIQUIDITY AND CAPITAL RESOURCES

    In November 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $41.2 million. Prior to the offering, we had funded our operations primarily through sales of convertible preferred stock, resulting in net proceeds of $10.9 million through September 30, 1999. To a lesser extent, we have financed our operations through lending arrangements. As of June 30, 2000, we had cash, cash equivalents and available for sale marketable securities of $48.2 million and approximately $2.0 million of available borrowings under a line of credit.

    Net cash provided by operating activities was $4.7 million for the six months ended June 30, 1999; $1.8 million was used by operating activities for the six months ended June 30, 2000. Cash used by operating activities was primarily a result of payment of expenses associated with the Company's initial public offering which were reflected as liabilities at December 31,1999 and offset by increases in accounts receivable as a result of increasing revenues. Cash provided by operations for the six months ended June 30, 1999 was primarily the result of increasing sales of our iManage suite of products, receipt of cash associated with license and support and service revenues in advance of revenue recognition and non-cash charges associated with stock-based compensation expense.

     Net cash used in investing activities totaled $4.7 million for the six months ended June 30, 1999 and $20.0 million for the six months ended June 30, 2000. Our property and equipment purchases largely consists of computer hardware and software and furniture and fixtures for our increasing employee base as well as for our management information systems. We anticipate that we will experience an increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. Our long term marketable securities purchases largely consists of liquid U.S. government treasury obligations and corporate short-term notes that mature between one and two years.

    Our financing activities provided $1.0 million and $3.0 million for the six months ended June 30, 1999 and 2000 respectively.

    As of June 30, 2000, we had a revolving line of credit with a bank for $3.0 million, which bears interest at the lending bank's prime rate plus 0.25%. Borrowings were limited to the lesser of 80% of eligible accounts receivable or $3.0 million and were secured by substantially all of our assets. As of June 30, 2000, we have borrowed approximately $2.0 million. In addition, as of June 30, 2000, we had an equipment line of credit with a bank for $4.0 million, which bears interest at the lending bank's prime rate plus 0.5%. As of June 30, 2000, we had borrowed $3.1 million under the equipment line of credit. Both lines of credit include covenant restrictions requiring us to:

    (a) maintain a monthly quick assets to current liabilities ratio of at least two to one;

    (b) maintain a quarterly minimum operating level requiring that we not incur a net loss, as defined, greater than $1 million; and

    (c) limit our ability to declare and pay dividends.

    The net loss, as defined, is determined based upon our operating results, excluding non-cash charges, such as amortization of goodwill, depreciation, and stock-based compensation. We were in compliance with these covenants at June 30, 2000.

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

    We face significant risks because of our limited operating history, including:

   - we have a limited number of product offerings and will need to continue to successfully introduce new products and enhance our existing product offerings;

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

    We have an accumulated deficit of approximately $10.1 million as of June 30, 2000 and may not be able to achieve profitability.

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

    In the six months ending June 30, 1999 and June 30, 2000, we derived substantially all of our license revenues from the sale of licenses for our iManage infoCommerce Server, iManage infoRite and iManage infoLink products. We currently expect to continue to derive a majority of our license revenues from these products. If the market does not continue to accept these products, our revenues will decline significantly and this could negatively affect our operating results. Factors that may affect the market acceptance of these products include the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control.

    We have always been heavily dependent upon law firm customers. If we do not expand sales of our products to other customers, we may not be able to grow our revenues consistent with past growth rates and our operating results will suffer.

    We derived 95% and 79.2% of our total revenues in the six months ending June 30, 1999 and June 30, 2000, respectively, from the sale of licenses to law firms and professional service firms. Our future success is substantially dependent on our ability to sell a significant number of licenses to customers in other businesses, particularly large multi-national corporations. To sell a significant number of licenses to these businesses, we must devote time and resources to train our sales employees to work in industries outside law firms and professional service firms. We may not be successful in our efforts. Unlike law firms and professional service organizations, customers in other industries, including large multi-national corporations, may not require or perceive the value of our content and collaboration software platform and applications. If we cannot license our products to customers in other industries, our business could be significantly adversely affected.

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

    In addition, iManage infoCommerce Server runs on the Windows NT or Windows 2000 platform. If a customer does not currently use these platforms and does not choose to adopt these platforms, we will be unable to license our products to this customer. Furthermore, some of our products do not yet run on other popular operating systems, such as the UNIX operating system. If another platform becomes more widely used, we could be required to convert our product to that platform. We may not succeed in these efforts, and even if we do, potential customers may not choose to license our product.

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

    In addition, we would be seriously harmed if the providers from whom we license software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to us on commercially reasonable terms or at all. Our license agreement with Verity terminates in January 2003 and our agreement with INSO terminates in December 2004. Each of these license agreements may be renewed only with the other party's written consent. The loss of, or inability to maintain or obtain licensed software, could result in shipment delays or reductions. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

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

    Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our limited resources. We have grown from 119 employees at December 31, 1999 to 168 employees at June 30, 2000. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among our executive, research and development, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could seriously harm our business and operating results.

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

    The Thoughtstar acquisition presents risks to our business.

    On June 21, 2000, we completed the acquisition of THOUGHTSTAR, Inc. This acquisition could present the following risks:

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

INTEREST RATE RISK

    Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments, including money market funds and commercial paper, and long-term investments which mature between one and two years. Our interest expense is also sensitive to changes in the general level of U.S. interest rates because the interest rate charged varies with the prime rate. Due to the nature of our investments, we believe that there is not a material risk exposure.

    The table below presents the carrying value and related weighted average interest rates by year of maturity of our investment portfolio.

                                           2000                         2001
                                 -------------------------    ------------------------
                                                  AVERAGE
                                  CARRYING       INTEREST     CARRYING       AVERAGE
                                   VALUE           RATE        VALUE     INTEREST RATE
                                  --------       ---------    --------   -------------
                                         (in thousands, except interest rates)
Investment securities:
   Cash equivalents               $29,329          6.33%       $    --            --%
                                  =======                      =======
   Short-term investments         $ 2,423          7.03%       $ 5,416          6.69%
                                  =======                      =======
   Long-term investments          $    --            --%       $11,055          7.01%
                                  =======                      =======
Debt:
   Bank Line of Credit            $ 2,000          9.75%       $    --            --%
                                  =======                      =======
   Equipment Line of Credit       $ 1,791          9.50%       $ 1,277          9.50%
                                  =======                      =======

PART II  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    We held our annual meeting of stockholders in Menlo Park, California on June 21, 2000. Of the 21,962,391 shares outstanding as of the record date, 14,279,240 shares were present or represented by proxy at the meeting on June 21, 2000. At this meeting the following actions were voted upon:

    a. To elect the following directions to serve for a three-year term until iManage's annual meeting of stockholders in 2003 or until their successors are elected and qualified:

                                                    FOR          AGAINST            ABSTAIN
         Rafiq Mohammadi                         14,033,155         0               246,085
         Moez R. Virani                          14,033,155         0               246,085


    b. To amend the iManage, Inc. 1997 Stock Option Plan to modify the automatic annual reserve increase and establish a grant limit for the plan:

                   FOR                 AGAINST              ABSTAIN            NON-VOTERS
                10,613,549             691,897              690,679            2,283,115

    c. To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2000:

                   FOR                  AGAINST              ABSTAIN            NON-VOTERS
                14,270,300               5,420                3,520                  0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

               See Index to Exhibits on page 22 hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

    (b) Reports on Form 8-K

               We filed a current report on Form 8-K with the Securities and Exchange Commission on July 6, 2000 to report the consummation of our merger with THOUGHTSTAR, Inc. We filed an amendment to this current report on Form 8-K with the Securities and Exchange Commission on August 14, 2000 with the required financial information.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, County of San Mateo, State of California, on the 14th day of August, 2000.

                                       iMANAGE, INC.

                                       By: /s/ Mark Culhane
                                          -------------------------------------
                                           Mark Culhane
                                           Chief Financial Officer and Secretary


August 14, 2000
                                  iMANAGE, INC.

                                    EXHIBITS
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                              FOR THE QUARTER ENDED
                                  JUNE 30, 2000

Exhibit
Number          Description of Document
-------         ---------------------------------------------------------------
3.1*            Restated Certificate of Incorporation of iManage, Inc.
3.2*            Amended and Restated Bylaws of iManage, Inc.
3.3**           Charter Documents of iManage Limited.
3.4***          Charter Documents of iManage S.A.R.L.
4.1*            Rights Agreement dated December 27, 1996, as amended to date.
4.2*            Right of First Refusal and Co-Sale Agreement dated December 27, 1996, as amended to date.
10.1*           Form of Indemnification Agreement for directors and executive officers.
10.2*           1997 Stock Option Plan and forms of Incentive Stock Option Agreement and
                Nonstatutory Stock Option Agreement thereunder.
10.3*           1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.
10.4***         Loan and Security Agreement dated March 31, 1999 between Silicon Valley Bank and the Company, as amended to date.
10.5**          Office Lease for 2121 S. El Camino Real, San Mateo, California between
                Cornerstone Properties I, LLC and the Company dated November 30, 1998, as amended to date.
10.6*           Office Building Lease for 55 East Monroe Street between TST 55 East Monroe, LLC and the Company dated January 1999, as amended to date.
10.7*           Sublease between the Company and Q-Image Corporation dated December 5, 1998.
27.1            Financial Data Schedule.

---------------
* As filed with iManage, Inc.'s Registration Statement on Form S-1 (File No. 333-86353) on September 1, 1999, as amended.

** As filed with iManage, Inc.'s Report on Form 10-K for the year ended December 31, 1999 on March 22, 2000.

*** As filed with iManage, Inc.'s Report on Form 10-Q for the three months ended
    March 31, 2000 on May 21, 2000.