Form 10-Q
period 2000-09-30
IMANAGE INC
filed 2000-11-14
CIK 1093242

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 30, 2000 or

(TM) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to __________________

                         COMMISSION FILE NUMBER 0-28041

                                ---------------

                                 iMANAGE, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                               36-4043595
     (State or other jurisdiction           (IRS Employer Identification No.)
   of incorporation or organization)


        2121 SOUTH EL CAMINO REAL, SUITE 400, SAN MATEO, CALIFORNIA 94403
               (Address of principal executive offices, zip code)

                                 (650) 356-1166
              (Registrant's Telephone Number, including Area Code)




       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ ]     No (TM)



       At November 14, 2000, there were 23,158,942 shares of the registrant's common stock, $.001 par value, outstanding.

================================================================================
                                 iMANAGE, INC.


                                Table of Contents

PART I         FINANCIAL INFORMATION

Item 1. Financial Statements

               Condensed Consolidated Balance Sheets:
                     December 31, 1999 and September 30, 2000.......................................1

               Condensed Consolidated Statements of Operations and Other Comprehensive Loss:
                     Three and Nine Months Ended September 30, 1999 and September 30, 2000..........2

               Condensed Consolidated Statements of Cash Flows:
                     Nine Months Ended September 30, 1999 and September 30, 2000....................3

               Notes to Condensed Consolidated Financial Statements.................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................18

PART II        OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities...........................................................20

Item 6.  Exhibits and Reports on Form 8-K..........................................................20

SIGNATURES.........................................................................................21

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 iMANAGE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                         DECEMBER 31,   SEPTEMBER 30,
                                                                                         -----------    -------------
                                                                                             1999           2000
                                                                                         -----------    -------------
                                                                                                         (UNAUDITED)
                                                   ASSETS
Current assets:
   Cash and cash equivalents ........................................................      $ 47,985       $ 24,480
   Short-term investments ...........................................................         3,028         14,975
   Trade accounts receivable, net ...................................................         5,704          7,710
   Other current assets .............................................................           831          2,673
                                                                                           --------       --------
            Total current assets ....................................................        57,548         49,838
Property and equipment, net .........................................................         1,913          3,309
Long-term investments ...............................................................         3,223          5,567
Goodwill and other intangible assets ................................................            --         14,630
Other assets ........................................................................         1,237          1,934
                                                                                           --------       --------
            Total assets ............................................................      $ 63,921       $ 75,278
                                                                                           ========       ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................................................      $  1,627       $    365
   Accrued liabilities ..............................................................         2,398          2,795
   Bank lines of credit, current portion ............................................           612          4,791
   Deferred revenue .................................................................         9,068          8,101
                                                                                           --------       --------
            Total current liabilities ...............................................        13,705         16,052
Bank lines of credit, less current portion ..........................................         1,388          1,110
                                                                                           --------       --------
            Total liabilities .......................................................        15,093         17,162
                                                                                           --------       --------

Commitments
Stockholders' Equity:
   Common stock and additional paid-in capital ......................................        63,885         75,584
   Deferred stock-based compensation ................................................        (4,046)        (2,290)
   Notes receivable for common stock ................................................        (1,002)          (712)
   Accumulated other comprehensive gain (loss) ......................................           (42)            59
   Accumulated deficit ..............................................................        (9,967)       (14,525)
                                                                                           --------       --------
            Total stockholders' equity ..............................................        48,828         58,116
                                                                                           --------       --------
            Total liabilities and stockholders' equity ..............................      $ 63,921       $ 75,278
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
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                                                    --------------------    --------------------
                                                                                      1999        2000        1999        2000
                                                                                    --------    --------    --------    --------
Revenues:
    Licenses ...................................................................... $  3,591    $  3,574    $  9,750    $ 15,291
    Support and services ..........................................................    1,239       2,799       2,954       6,703
                                                                                    --------    --------    --------    --------
            Total revenues ........................................................    4,830       6,373      12,704      21,994
                                                                                    --------    --------    --------    --------
Cost of revenues:
    Licenses ......................................................................      211         248         538         854
    Support and services (inclusive of stock-based compensation expense of
    $65 and $21 for the three months ended September 30, 1999 and 2000, respectively, and $95 and $112 for the nine months ended September 30,
    1999 and 2000, respectively) ..................................................      750       1,305       1,953       3,522
                                                                                    --------    --------    --------    --------
            Total cost of revenues ................................................      961       1,553       2,491       4,376
                                                                                    --------    --------    --------    --------
Gross profit ......................................................................    3,869       4,820      10,213      17,618
                                                                                    --------    --------    --------    --------
Operating expenses:
    Sales and marketing (inclusive of stock-based compensation expense of
    $450 and $294 for the three months ended September 30, 1999 and 2000, respectively, and $1,900 and $1,137 for the nine months ended September
    30, 1999 and 2000, respectively) ..............................................    2,591       4,244       7,718      12,722
    Research and development (inclusive of stock-based compensation expense of
    $164 and $209 for the three months ended September 30, 1999 and 2000, respectively, and $338 and $505 for the nine months ended September 30, 1999
    and 2000, respectively) .......................................................    1,211       2,438       3,269       6,038
    General and administrative (inclusive of stock-based compensation expense of
    $98 and $50 for the three months ended September 30, 1999 and 2000, respectively, and $435 and $275 the nine months ended September 30, 1999 and
    2000, respectively) ...........................................................      687         997       1,962       3,042
    Amortization of goodwill and other intangibles ................................       --       2,120          --       2,330
                                                                                    --------    --------    --------    --------
            Total operating expenses ..............................................    4,489       9,799      12,949      24,132
                                                                                    --------    --------    --------    --------
Loss from operations ..............................................................     (620)     (4,979)     (2,736)     (6,514)
Interest income ...................................................................      178         610         382       2,172
Interest expense ..................................................................      (32)        (83)        (50)       (183)
Other expense .....................................................................       --         (29)         --         (13)
                                                                                    --------    --------    --------    --------
Loss before provision for income taxes ............................................     (474)     (4,481)     (2,404)     (4,538)
                                                                                    --------    --------    --------    --------
Provision for income taxes ........................................................       25         (48)         29          20
                                                                                    --------    --------    --------    --------
Net loss .......................................................................... $   (499)   $ (4,433)     (2,433)   $ (4,558)
                                                                                    --------    --------    --------    --------
Other comprehensive loss: .........................................................       --        (122)         --        (101)
                                                                                    --------    --------    --------    --------
Comprehensive loss ................................................................ $   (499)   $ (4,555)   $ (2,433)   $ (4,659)
                                                                                    ========    ========    ========    ========

Net loss per share -- basic and diluted ........................................... $  (0.06)   $  (0.19)   $  (0.29)   $  (0.21)
                                                                                    ========    ========    ========    ========
Shares used in net loss per share -- basic and diluted ............................    8,929      22,764       8,386      21,859
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

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                     -------------------------------
                                                                                                          1999           2000
                                                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .....................................................................................      $ (2,433)      $ (4,558)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization ..............................................................           578          1,121
      Amortization of goodwill and other intangibles .............................................            --          2,330
      Amortization of deferred stock-based compensation ..........................................         2,560          2,029
      Stock issued for services ..................................................................           208             --
      Provision for doubtful accounts ............................................................            18            205
      Changes in operating assets and liabilities (in 2000, net of effects of acquisitions):
           Trade accounts receivable .............................................................           259         (2,211)
           Other current assets ..................................................................            --           (574)
           Other assets ..........................................................................           (87)        (1,965)
           Accounts payable ......................................................................           264         (1,262)
           Accrued liabilities ...................................................................          (307)           397
           Deferred revenue ......................................................................         5,505           (967)
                                                                                                        --------       --------
               Net cash provided by (used in) operating activities ...............................         6,565         (5,455)
                                                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ..........................................................        (1,362)        (2,517)
    Purchases of investments, net ................................................................        (5,492)       (14,190)
    Acquisition of business, net of cash acquired ................................................            --         (6,140)
                                                                                                        --------       --------
               Net cash used in investing activities .............................................        (6,854)       (22,847)
                                                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of equipment line of credit ........................................................            --           (278)
    Proceeds from bank lines of credit ...........................................................         2,000          4,179
    Repayment of note receivable .................................................................            --            290
    Issuance of common stock, net ................................................................           259            135
    Stock based compensation from ESPP purchase ..................................................            --            564
    Payment for additional initial public offering expenses ......................................            --            (93)
                                                                                                        --------       --------
               Net cash provided by financing activities .........................................         2,259          4,797
                                                                                                        --------       --------
    Net increase (decrease) in cash and cash equivalents .........................................         1,970        (23,505)
    Cash and cash equivalents at beginning of period .............................................         7,617         47,985
                                                                                                        --------       --------
    Cash and cash equivalents at end of period ...................................................      $  9,587       $ 24,480
                                                                                                        ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest .......................................................................      $     50       $    183
                                                                                                        ========       ========
    Cash paid for income taxes ...................................................................      $     29       $     70
                                                                                                        ========       ========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
    Issuance of common stock in exchange for notes receivable ....................................      $    630       $     --
                                                                                                        ========       ========
    Issuance of common stock for business acquisition ............................................      $     --       $ 11,036
                                                                                                        ========       ========
    Deferred stock-based compensation ............................................................      $  5,724       $    273
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

       Certain amounts in the condensed consolidated financial statements as of December 31, 1999 and for the nine months ended September 30, 1999, have been reclassified to conform to the 2000 presentation.

NET LOSS PER SHARE

       The following table presents information necessary to reconcile basic and diluted net loss per common and common equivalent share (in thousands):

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                   -----------------------       -----------------------
                                                     1999           2000           1999           2000
                                                   --------       --------       --------       --------
Net loss ....................................      $   (499)      $ (4,433)      $ (2,433)      $ (4,558)
Weighted average shares outstanding .........         8,929         22,764          8,386         21,859
                                                   --------       --------       --------       --------

Net loss per share -- basic and diluted .....      $  (0.06)      $  (0.19)      $  (0.29)      $  (0.21)
                                                   ========       ========       ========       ========

Anti-Dilutive Securities:
    Convertible preferred stock .............         8,033             --          8,033             --
    Options to purchase common stock ........         1,077          1,313          1,077          1,313
    Common stock subject to repurchase ......           763            459            763            565
                                                   --------       --------       --------       --------
                                                      9,873          1,772          9,873          1,878
                                                   ========       ========       ========       ========

       The weighted average exercise price of stock options outstanding was $1.00 and $4.75 as of September 30, 1999 and 2000, respectively. The weighted average repurchase price of unvested stock was $0.70 and $0.67 as of September 30, 1999 and 2000, respectively.

DEFERRED STOCK COMPENSATION

       The Company uses the intrinsic value method of accounting for stock-based compensation. Accordingly, no compensation cost is recognized for certain stock options to purchase the Company's common stock when the exercise price exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through December 31, 1999, the Company recorded deferred stock compensation of $10.4 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. In June 2000 the Company granted stock options in connection with the ThoughtStar acquisition; the Company recorded deferred compensation of $982,000 for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. These amounts are being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

LINE OF CREDIT AGREEMENT

       In March 1999, the Company entered into lines of credit agreement with a bank, comprised of a revolving line of credit and an equipment line of credit. The line of credit agreement is collateralized by substantially all of the Company's assets, intangible assets and intellectual property.

       The revolving line of credit, as amended, provides for borrowings of up to $4.0 million, which can be used at the discretion of the Company through March 31, 2001. Borrowings bear interest at prime plus 0.25% and are due at March 31, 2001. At September 30, 2000, approximately $3.0 million had been drawn against this facility.

       The equipment line of credit, as amended, bears interest at prime plus 0.50% and provides for borrowings of up to $4.0 million to finance the Company's purchases of property and equipment. At September 30, 2000, $2.9 million had been drawn against this facility.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive loss, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or "SFAS 137," "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000.
The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 and SFAS 137 will have on its financial position and results of operations.

       In December 1999, Staff Accounting Bulletin No. 101, or SAB 101, was issued to summarize the Securities and Exchange Commission's (SEC) views in applying generally accepted accounting principles to revenue recognition in financial statements. On October 31, 2000, the SEC issued SAB 101, Revenue Recognition in Financial Statement--Frequently Asked Questions (FAQ). SAB 101 becomes effective in the Company's quarter ended December 31, 2000. The Company is currently evaluating the impact SAB 101 and the FAQ will have on its financial position and results of operations.

       In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25," which clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material effect on our financial position and results of operations.



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

       Amounts included in net loss which were paid or received from this related party are as follows (in thousands):

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                -----------------     -----------------
                                                   1999      2000      1999      2000
                                                   ----      ----      ----      ----
Sublease rent income ........................      $ 21      $ 23      $ 63      $ 69
Consulting and other service expense ........       187       101       489       380


 ACQUISITION

       On June 21, 2000, the Company completed the acquisition of THOUGHTSTAR, Inc. ("ThoughtStar"). The Company issued 1,006,717 shares of its common stock with a fair market value of $11.0 million and paid cash consideration of $5.2 million for all of the outstanding stock of ThoughtStar, including additional monies loaned prior to the completion of the merger and incurred transaction costs consisting primarily of professional fees of $700,000, resulting in a total purchase price of $16.9 million. The acquisition was accounted for as a purchase business combination, which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The results of operations of ThoughtStar have been included with the Company's results of operations since June 21, 2000, the date of acquisition.

       The fair value of the assets of ThoughtStar was determined through established valuation techniques used in the software industry. A summary of the consideration exchanged for these assets is as follows (in thousands):

           Total purchase price                         $16,961
                                                        =======

           Assets acquired:
                    Purchased technology .........      $ 1,900
                    Assembled workforce ..........          400
                    Non-compete agreements .......          400
                    Goodwill .....................       14,261
                                                        -------
                                                        $16,961
                                                        =======


       Amounts allocated to goodwill, assembled work force and non-compete agreements are amortized on a straight-line over basis two years. At September 30, 2000, accumulated amortization related to these items totaled $2,330,000.

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

OVERVIEW

       We are a leading provider of e-business content and collaboration software platforms and applications for enterprises engaged in information commerce as part of their e-business strategy. The Company's products provide a centralized web-based unified content platform for information and collaboration management, both for internal use and for use across the extended enterprise. We believe we are a leading provider of e-business content and collaboration management software, based on the number of customers we serve and the features our software provides. Since 1996, we have licensed our products to over 930 customers for use by over 194,000 end users.

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

       Through September 30, 2000, substantially all of our total revenues were derived from licenses of the iManage suite of applications and related services. Our license revenues are generally based on the number of users and servers and can be licensed on either a perpetual or subscription license basis. Support and services revenues consist of customer support, training and consulting. Customers who license our products generally purchase support contracts, which are billed on a subscription basis typically covering a 12-month period. Training services are billed on a per student or per class session basis and consulting is customarily billed at a fixed daily rate plus our out-of-pocket expenses.

       In connection with our acquisition of Thoughtstar on June 21, 2000, we recorded goodwill and intangibles of approximately $17.0 million, which is being amortized to expense over its estimated useful life of two years. For the three and nine month period ending September 30, 2000, we recognized approximately $2,120,000 and $2,330,000 in expense, respectively. At September 30, 2000, approximately $14.6 million remains to be amortized and will be charged to operations through 2002.

       We anticipate that our operating expenses will increase substantially as we intend to continue to incur significant research and development costs and invest heavily in the expansion of our sales, marketing and support organizations to build an infrastructure to support our long-term growth strategy. The number of our full-time employees increased from 119 as of December 31, 1999 to 195 as of September 30, 2000. We will seek to hire additional employees in the future. To achieve profitability, we will have to increase our total revenues significantly. We cannot assure you that we will ever attain or maintain profitability.

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

REVENUES

                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                              SEPTEMBER 30,                         SEPTEMBER 30,
                          --------------------        %         --------------------         %
                           1999         2000        CHANGE        1999        2000        CHANGE
                          -------      -------      ------      -------      -------      ------
                             (IN THOUSANDS)                        (IN THOUSANDS)
License                   $ 3,591      $ 3,574       (0.5)      $ 9,750      $15,291       56.8
Support and services        1,239        2,799      125.9         2,954        6,703      126.9
                          -------      -------                  -------      -------
      Total revenues      $ 4,830      $ 6,373       31.9       $12,704      $21,994       73.1
                          =======      =======                  =======      =======


Sources of revenue as a percent of
total revenue

                          1999       2000       1999       2000
                          ----       ----       ----       ----
License                   74.3%      56.1%      76.7%      69.5%
Support and services      25.7%      43.9%      23.3%      30.5%


       License Revenues. Our license revenues decreased $0.02 million, or (0.5)%, for the three months ended September 30, 2000 and increased $5.54 million, or 56.8%, for the nine months ended September 30, 2000 as compared to the corresponding periods in 1999. The revenue for the three months ended September 30, 2000 is relatively flat compared to the three months ending September 30, 1999. The increase in the nine month period is primarily due to increased market acceptance of our suite of products and increased prices for these products.

       Support and Services Revenues. Our support and services revenues increased $1.6 million or 125.9% and $3.7 million, or 126.9%, for the three and nine months ended September 30, 2000, respectively, as compared to the corresponding periods in 1999. Support and services revenues consisted primarily of customer support and, to a lesser extent, training and consulting services, associated with the increasing license revenues during these periods. The increase in absolute dollars in support and services revenues for the above periods reflects the increasing customer installation base of iManage suite of products.

COST OF REVENUES

                          THREE MONTHS ENDED                NINE MONTHS ENDED
                             SEPTEMBER 30,                     SEPTEMBER 30,
                          ------------------       %        ------------------        %
                           1999        2000      CHANGE      1999        2000      CHANGE
                          ------      ------      ----      ------      ------     ------
                             (IN THOUSANDS)                   (IN THOUSANDS)
License                   $  211      $  248      17.5      $  538      $  854      58.7
Support and services         750       1,305      74.0       1,953       3,522      80.3

Cost of revenues as a percent of
related revenue

                           1999       2000       1999       2000
                           ----       ----       ----       ----
License                    5.9%       6.9%       5.5%       5.6%
Support and services      60.5%      46.6%      66.1%      52.5%


       Cost of License Revenues. Cost of license revenues increased $37,000, or 17.5%, for the three months ended September 30, 2000 and $316,000, or 58.7%, for the nine months ended September 30, 2000. The cost for the three months ended September 30, 2000 is relatively flat compared to the corresponding period in 1999. The increase in the nine month period is primarily due to increased costs of media associated with the increasing customer base as well as increasing license revenues during this period.

       Cost of Support and Services Revenues. Cost of support and services revenues increased $555,000, or 74.0%, for the three months ended September 30, 2000, as compared to the same period in 1999, which is primarily due to $424,000 increase in personnel-related expenses and $55,000 in travel expenses. For the nine months ended September 30, 2000 expenses increased 1.6 million, or 80.3%, which resulted primarily from an increase of $341,000 in personnel-related expenses and $119,000 from increases in technical support costs, an increase of $157,000 in increased facilities-related overhead costs and an increase of $434,000 in other overhead allocation. Cost of support and services revenues also include stock-based compensation of $65,000 for the three months ended September, 30, 1999 and $95,000 for the nine months ended September 30, 1999, and $21,000 and $112,000 for the respective periods in 2000.


OPERATING EXPENSES, INTEREST INCOME AND TAXES

                                                      THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,                            SEPTEMBER 30,
                                                      -----------------              %         ------------------              %
                                                      1999         2000            CHANGE       1999        2000             CHANGE
                                                      ----         ----            ------       ----        ----             ------
                                                       (IN THOUSANDS)                            (IN THOUSANDS)
Sales and marketing                                 $ 2,591      $ 4,244            63.8       $7,718      $12,722           64.8
Research and development                              1,211        2,438           101.3        3,269        6,038           84.7
General and administrative                              687          997            45.1        1,962        3,042           55.0
Net interest and other expense                          146          498           241.1          332        1,976          495.2
Provision for income taxes                               25          (48)         (292.0)          29           20          (31.0)
Amortization of goodwill and other intangibles           --        2,120              --           --        2,330             --


Operating expenses as a percent of
total revenues

                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                    SEPTEMBER 30,          SEPTEMBER 30,
                                 ------------------      -----------------
                                   1999       2000        1999       2000
                                   ----       ----        ----       ----
Sales and marketing                53.6%      66.6%       60.8%      57.8%
Research and development           25.1%      38.3%       25.7%      27.5%
General and administrative         14.2%      15.6%       15.4%      13.8%
Net interest and other expense      3.0%       7.8%        2.6%       9.0%
Provision for income taxes          0.5%      (0.8%)       0.2%       0.1%


       Sales and Marketing. Sales and marketing expenses increased $1.7 million for the three months ended September 30, 2000 and $5.0 million for the nine months ended September 30, 2000 as compared to the corresponding periods in 1999. This increase primarily reflected investments in our sales and marketing infrastructure, which included an increase of $2.2 million related to significant personnel-related expenses including salaries, benefits and commissions, recruiting fees, and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. Sales and marketing employees totaled 32 as of September 30, 1999, and 69 as of September 30, 2000, representing an increase of 115.6%. For the nine months ended September 30, 2000, the increase in sales and marketing expenses also reflected an increase of $674,000 in travel and entertainment expenses, an increase of $1.2 in public relations and trade show expenses, and an increase of $1.0 million in overhead allocation. Sales and marketing expenses also include stock-based compensation of $450,000 for the three months ended September 30, 1999 and $1.9 million for the nine months ended September 30, 1999, and $294,000 and $1.1 million for the respective periods in 2000.

       Research and Development. Research and development expenses increased $1.2 and $2.8 million for the three and nine months ended September 30, 2000 as compared to the corresponding periods in 1999. This increase was primarily related to increased personnel costs resulting from the increase in the wage rates, benefits and the number of software developers and quality assurance personnel and third-party consultants to support our product development and testing activities related to the development of iManage infoRite, iManage infoLink and iManage infoLook, as well as enhancements to iManage infoCommerce Server. Our research and development employees totaled 27 as of September 30, 1999, and 61 as of September 30, 2000, representing an increase of 126.0%. Research and development expenses also include stock-based compensation of $164,000 for the three months ended September 30, 1999 and $338,000 for the nine months ended September 30, 1999, and $209,000 and $505,000 for the respective periods in 2000.

       General and Administrative. General and administrative expenses increased $310,000 for the three months ended September 30, 2000 and $1.1 million for the nine months ended September 30, 2000 as compared to the corresponding periods in 1999. This increase was primarily the result of increased personnel costs of $456,000 resulting from additional finance, executive and administrative personnel and increases of $336,000 in professional service costs, primarily accounting and legal, as a result of the Company becoming subject to reporting and regulatory filing requirements following our initial public offering in the fourth quarter of 1999, acquisition of ThoughtStar and to support the growth of our business during these periods. General and administrative expenses also include stock-based compensation of $98,000 for the three months ended September 30, 1999 and $435,000 for the nine months ended September 30, 1999, and $50,000 and $275,000 for the respective periods in 2000.

       Net Interest Income. Net interest income increased $352,000 and $1.6 million for the three and nine months ended September 30, 2000 as compared to the corresponding periods in 1999, reflecting higher invested cash balances as a result of proceeds received from our initial public offering in the fourth quarter of 1999, which was invested for the full period ending September 30, 2000, offset by interest expense from our equipment line of credit.

       Provision for Income Taxes. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has only provided for state income tax in certain states in which it has operations and does not have net operating losses carry forwards. We will continue to evaluate on a quarterly basis whether the deferred tax asset is recoverable.

LIQUIDITY AND CAPITAL RESOURCES

       In November 1999 we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $41.2 million. Prior to the offering, we had funded our operations primarily through sales of convertible preferred stock, resulting in net proceeds of $10.9 million through September 30, 1999. To a lesser extent, we have financed our operations through lending arrangements. As of September 30, 2000, we had cash, cash equivalents and available for sale marketable securities of $45.0 million and approximately $1.1 million of available borrowings under a line of credit.

       Net cash provided by operating activities was $6.6 million for the nine months ended September 30, 1999; $5.4 million was used by operating activities for the nine months ended September 30, 2000. Cash used by operating activities was primarily a result of payment of expenses associated with the Company's initial public offering, which were reflected as liabilities at December 31, 1999 and offset by increases in accounts receivable as a result of increasing revenues. Cash used by operations for the nine months ended September 30, 1999 was primarily the result of increasing sales of our iManage suite of products, receipt of cash associated with license and support and service revenues in advance of revenue recognition and non-cash charges associated with stock-based compensation expense and goodwill resulting from the ThoughtStar acquisition.

       Net cash used in investing activities totaled $6.9 million for the nine months ended September 30, 1999 and $22.8 million for the nine months ended September 30, 2000. Associated costs with the acquisition of ThoughtStar included $5.9 million for the purchase of ThoughtStar and an additional $216,000 for related filing fees. Our property and equipment purchases largely consist of computer hardware and software and furniture and fixtures for our increasing employee base as well as for our management information systems. We anticipate that we will experience an increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. Our long term marketable securities purchases largely consist of liquid U.S. government treasury obligations and corporate short-term notes that mature between one and two years.

       Our financing activities provided $2.3 million and $4.8 million for the nine months ended September 30, 1999 and 2000 respectively, and were primarily related to proceeds from our bank lines of credit.

       As of September 30, 2000, we had a revolving line of credit with a bank for $4.0 million, which bears interest at the lending bank's prime rate plus 0.25%. Borrowings were limited to the lesser of 80% of eligible accounts receivable or $4.0 million and were secured by substantially all of our assets. As of September 30, 2000, we have borrowed approximately $3.0 million. In addition, as of September 30, 2000, we had an equipment line of credit with a bank for $4.0 million, which bears interest at the lending bank's prime rate plus 0.5%. As of September 30, 2000, we had borrowed $2.9 million under the equipment line of credit. Both lines of credit include covenant restrictions requiring us to:

       (a) maintain a monthly quick assets to current liabilities ratio of at least two to one;

       (b) maintain a quarterly minimum operating level requiring that we not incur a net loss, as defined, greater than $1 million; and

       (c)    limit our ability to declare and pay dividends.

       The net loss, as defined, is determined based upon our operating results, excluding non-cash charges, such as amortization of goodwill, depreciation, and stock-based compensation. For the quarter ended September 30, 2000, we were in default of the covenant to maintain a quarterly minimum operating level; however, the lending bank waived our default for that quarter. The bank's waiver does not waive our compliance with the covenant for other dates.

       We currently anticipate that the net proceeds of our initial public offering, together with our existing lines of credit and available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures at least through the next 12 months. However, we may be required, or could elect, to seek additional funding before that time. Our future capital requirements will depend on many factors, including our future revenue, the timing and extent of spending to support product development efforts and expansion of sales, general and administrative activities, the timing of introductions of new products and market acceptance of our products. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all.

       In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133,"Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive loss, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or "SFAS 137," "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 and SFAS 137 will have on its financial position and results of operations.

       In December 1999, Staff Accounting Bulletin No. 101, or SAB 101, was issued to summarize the Security and Exchange Commission's (SEC) views in applying generally accepted accounting principles to revenue recognition in financial statements. On October 31, 2000 the SEC issued SAB 10, Revenue Recognition in Financial Statements--Frequently Asked Questions (FAQ). SAB 101 becomes effective in the Company's quarter ended December 31, 2000. The Company is currently evaluating the impact SAB 101 and the FAQ will have on its financial position and results of operations.

FACTORS THAT MAY IMPACT FUTURE RESULTS

       Our limited operating history may prevent us from achieving success in our business.

       We were founded in October 1995 and began shipping our first product in October 1996. Because of our limited operating results and lack of experience with enterprise wide sales, we have limited insight into trends that may emerge and affect our business. As a result, an evaluation of our prospects is difficult to make. The potential revenues and income of our business and many of the markets we intend to target are unproven.

       We face significant risks because of our limited operating history, including:

       - we have a limited number of product offerings and will need to continue to successfully introduce new products and enhance our existing product offerings;

       - we need to expand our customer base beyond legal and other professional service firms to include other businesses, particularly large multi-national corporations, and sell additional licenses and software products to our existing customers; and

       - we need to expand our sales and marketing and customer support organization to focus on a broad range of markets and build strategic relationships with independent software vendors, information technology consultants, systems integrators, original equipment manufacturers and others to increase sales.

       If we do not successfully address any of these and other challenges, our business and operating results will be seriously harmed.

       We have an accumulated deficit of approximately $14.5 million as of September 30, 2000 and may not be able to achieve profitability.

       Our failure to significantly increase our total revenues would seriously harm our business and operating results. To increase our revenues, we must incur significant expenses to increase our research and development, sales and marketing and general and administrative resources. If our revenues do not grow to offset these increased expenses, we will not be profitable. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline, as was the case noted in the three months ended September 30, 2000.

       Our quarterly operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly.

       Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. As a result, we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicators of our future performance. In the future, our operating results may be below the expectations of securities analysts and investors. Our failure to meet these expectations would likely cause the price of our common stock to decline further. Operating results vary depending on a number of factors, including:

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

       Furthermore, our expense levels are relatively fixed and are based, in part, on expectations of future revenues. Therefore, if revenue levels fall below our expectations, our net loss will increase because only a small portion of our expenses varies with our revenues.

       Our revenues will decline significantly if the market does not continue to accept our iManage suite of products.

       In the nine months ending September 30, 1999 and September 30, 2000, we derived substantially all of our license revenues from the sale of licenses for our iManage infoCommerce Server, iManage infoRite and iManage infoLink products. We currently expect to continue to derive a majority of our license revenues from these products. If the market does not continue to accept these products, our revenues will decline significantly and this could negatively affect our operating results. Factors that may affect the market acceptance of these products include the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control.

       We have always been heavily dependent upon law firm customers. If we do not expand sales of our products to other customer, particularly large multi-national corporations, we may not be able to grow our revenues consistent with past growth rates and our operating results will suffer.

       We derived 94% and 71% of our total revenues in the nine months ending September 30, 1999 and September 30, 2000, respectively, from the sale of licenses to law firms and professional service firms. We do not expect to see any significant growth in these markets; therefore, our future success is substantially dependent on our ability to sell a significant number of licenses to customers in other businesses, particularly large multi-national corporations. To sell a significant number of licenses to these businesses, we must devote time and resources to train our sales employees to work in industries outside law firms and professional service firms. We may not be successful in our efforts. Unlike law firms and professional service organizations, customers in other industries, including large multi-national corporations, may not require or perceive the value of our content and collaboration software platform and applications. If we cannot license our products to customers in other industries, our business could be significantly adversely affected.

       We may be unable to penetrate additional markets and grow our revenues if we do not successfully obtain leads or referrals from our marketing activities, new partnerships, alliances and customers.

       To increase sales of our e-business content and collaboration software platform and applications and grow our total revenues, we will try to obtain leads or referrals from our marketing activities, new partnerships and alliances, and current customers. If we are not successful in these marketing activities, or fail to establish additional relationships, we will have to devote substantially more resources, both financial and personnel, to the sales and marketing of our products. As a result, our success depends in part on the ultimate success of these activities, including current relationships and the willingness of our customers to provide us with these introductions, referrals and leads. Our current customer relationships are not, and any future relationships we establish may not, be exclusive arrangements and at any time, our customers may terminate their relationships with us, pursue other relationships with our competitors or develop or acquire products that compete with our products.

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

       Our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results. Customers often view the purchase of our products as a significant and strategic decision, and this decision typically involves a considerable commitment of resources and is influenced by the customers' budget cycles. Selling our products also requires us to educate potential customers on their use and benefits because our e-business content and collaboration software is a new category of product. As a result, our products have a lengthy sales cycle, which has historically ranged from approximately two to nine months. We are finding that the sales cycle in the enterprise wide market is lengthier than in our traditional legal and professional services market. Thus, as we enter these multi-national corporations our sales cycle will increase.

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

       Our future success depends on our ability to provide a comprehensive e-business content and collaboration software solution. To provide this comprehensive solution, we must continually develop and introduce high quality, cost-effective products as well as product enhancements on a timely basis. If the market does not accept our new products, our business will suffer and our stock price will likely fall.

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

       Our strategy is to target large organizations that, because of the significant amounts of information and content that they generate and use, require our e-business content and collaboration software solution. For this strategy to succeed our software products must be highly scalable; that is, they must be able to accommodate thousands of concurrent users. If our products cannot scale to accommodate a large number of concurrent users, our target markets will not accept our products and our business and operating results will suffer.

       While independent test laboratories and we have tested the scalability of our products in simulations, we have not had the opportunity to observe the performance of our products in the context of an actual large-scale, that is, tens to hundreds of thousands of concurrent users, customer implementation. If our customers cannot successfully implement large-scale deployments, or if they determine that our products cannot accommodate large-scale deployments, our customers will not license our solutions and this will materially adversely affect our financial condition and operating results.

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

       The market for our products is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and changes in customer demands. Our future success will depend to a substantial degree on our ability to offer products and services that incorporate leading technology, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

       - our technology or systems may become obsolete upon the introduction of alternative technologies, such as products that better manage various types of content and enable collaboration; and

       - we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies or service offerings.

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

       Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our products. For example, we may discover that third parties have developed similar or competing technologies to manage, organize and deliver information, and enable collaborative content. As a result, we may be found to infringe on the proprietary rights of others. Furthermore, companies in the software market are increasingly bringing suits that allege infringement of their proprietary rights, particularly patent rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

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

       Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our limited resources. We have grown from 119 employees at December 31, 1999 to 195 employees at September 30, 2000. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among our executive, research and development, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could seriously harm our business and operating results.

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

       -      difficulty in retaining key personnel;

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

       The table below presents the carrying value and related weighted average interest rates by year of maturity of our investment portfolio.

                                             2000                   2001
                                   ----------------------  ----------------------
                                   CARRYING    AVERAGE     CARRYING    AVERAGE
                                    VALUE   INTEREST RATE   VALUE   INTEREST RATE
                                   -------- -------------  -------- -------------
                                      (in thousands, except interest rates)
Investment securities:
     Cash equivalents              $24,480      5.51%      $    --      ---%
                                   =======                 =======
     Short-term investments        $14,975      6.82%      $45,022      6.82%
                                   =======                 =======
     Long-term investments         $ 5,567      7.08%      $    --      ---%
                                   =======                 =======
Debt:
     Bank Line of Credit           $ 3,000      9.75%      $    --      ---%
                                   =======                 =======
     Equipment Line of Credit      $ 2,901      9.50%      $ 1,110      9.50%
                                   =======                 =======

PART II OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2000, we were party to a Loan and Security Agreement dated March 31, 1999 between Silicon Valley Bank and the Company, which provided for a revolving line of credit of $4.0 million and an equipment line of credit for $4.0 million. As of September 30, 2000, approximately $3.0 million was outstanding under the revolving line of credit and $2.9 million was outstanding under the equipment line of credit.

The Agreement includes a covenant requiring us to maintain a quarterly minimum operating level such that we not incur a net loss, as defined, of greater than $1.0 million. The net loss, as defined, is determined based upon our operating results, excluding non-cash charges, such as amortization of goodwill, depreciation, and stock-based compensation. For the quarter ended September 30, 2000, we were in default of the covenant; however, the lending bank waived our default for that quarter. The bank's waiver does not waive our compliance with the covenant for other dates.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, County of San Mateo, State of California, on the 14th day of November 2000.

                                   iMANAGE, INC.


                                   By: /s/  MAHMOOD  PANJWANI
                                      -----------------------------------------
                                      Mahmood Panjwani
                                      President and Chief Executive Officer
                                  iMANAGE, INC.

                                    EXHIBITS
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2000


Exhibit
Number      Description of Document
-------     -----------------------------------------------------------------------------------------------------------------------
3.1*        Restated Certificate of Incorporation of iManage, Inc.
3.2*        Amended and Restated Bylaws of iManage, Inc.
3.3**       Charter Documents of iManage Limited.
3.4***      Charter Documents of iManage S.A.R.L.
4.1****     Rights Agreement dated December 27, 1996, as amended to date.
10.1*       Form of Indemnification Agreement for directors and executive officers.
10.2*       1997 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.
10.3*       1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.
10.4***     Loan and Security Agreement dated March 31, 1999 between Silicon Valley Bank and the Company, as amended to date.
10.5**      Office Lease for 2121 S. El Camino Real, San Mateo, California between Cornerstone Properties I, LLC and the Company dated November 30, 1998, as amended to date.
10.6*       Office Building Lease for 55 East Monroe Street between TST 55 East Monroe, LLC and the Company dated January 1999, as amended to date.
10.7*       Sublease between the Company and Q-Image Corporation dated December 5, 1998.
10.9        September 24, 2000 Amendment of Silicon Valley Bank under Loan and
            Security Agreement dated March 31, 1999.
10.10       Waiver dated October 31, by Silicon Valley Bank under Loan and
            Security Agreement dated March 31, 1999.
27.1        Financial Data Schedule.

----------
* As filed with iManage, Inc.'s Registration Statement on Form S-1 (File No. 333-86353) on September 1, 1999, as amended.
** As filed with iManage, Inc.'s Report on Form 10-K for the year ended December 31, 1999 on March 22, 2000.
*** As filed with iManage, Inc.'s Report on Form 10-Q for the three month period ended March 31, 2000 on May 21, 2000.
****   As filed with iManage, Inc.'s Report on Form 8-K dated July 6, 2000.