Form 10-K405
period 2000-12-31
IMANAGE INC
filed 2001-04-02
CIK 1093242

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER: 0-28041

                                     IMANAGE, INC.
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      36-4043595
       (STATE OF OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

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

                             NASDAQ NATIONAL MARKET
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held on March 23, 2001 by non-affiliates of the registrant: $29,015,176

     Number of shares of Common Stock outstanding at March 23, 2001: 23,315,234

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statements for the 2001 Annual Meeting are incorporated by reference into Part III hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 IMANAGE, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   11
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   24
Item 8.   Consolidated Financial Statements and Supplementary Data....   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   25

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   26
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 13.  Certain Relationships and Related Transactions..............   26

                                  PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K....................................................   27
Signatures............................................................   51

                                     PART I

ITEM 1. BUSINESS

     Certain statements contained in this Annual Report on Form 10-K that are not purely historical statements are forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These forward-looking statements, containing words such as "believes", "expects," "intends," "plan" and similar words and phrases, involve risks and uncertainties. Actual results could vary materially from those expressed in the statements. Readers are referred to the "Factors That May Impact Future Results" section contained in this Annual Report on Form 10-K, which identifies some of the important factors or events that could cause actual results or performances to differ materially from those contained in the forward-looking statements.

COMPANY OVERVIEW

     iManage, Inc. provides content and collaboration management software. The Company's products provide a unified content platform that organizes and delivers content from a variety of sources in a centralized manner throughout the extended enterprise of a business and its customers, partners and suppliers. The Company's web-based collaboration tools allow users within and across the extended enterprise to dynamically interact with each other on discrete projects by contributing, modifying and exchanging information. We believe that our solution features a highly scalable, reliable and robust platform designed to provide security, accountability and the timely delivery of relevant content, including electronic documents, email, faxes and voicemail. Our core technology architecture has been developed over the last five years and licenses have been sold to over 800 customers.

     We were originally incorporated in Illinois in October 1995 under the name NetRight Technologies, Inc. and we reincorporated in Delaware in December 1996. In April 1999, we changed our name to iManage, Inc. During 1999, we formed a subsidiary in the United Kingdom and in 2000 we formed a subsidiary in France. Our principal offices are located at 2121 South El Camino Real, Suite 400, San Mateo, California 94403, and our telephone number is (650) 356-1166.

INDUSTRY BACKGROUND

     Technological developments in recent years have given rise to two closely related issues in modern commerce. First, there has been an explosion in the sheer quantum, variety and forms of business information. Second, the Internet has been rapidly adopted as a medium for electronic business transactions, or e-business, in the global economy. Most would agree that e-business has lowered costs by creating efficiencies. However, the rise in the volume, variety and forms of business information has led to the development of an e-business environment where the dynamic exchange, timely dissemination and use of information is essential to conducting business.

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

     Other collaboration solutions do not adequately address the dynamically interactive requirements that will support the extended enterprise. Organizations have either developed a custom approach through a combination of email and intranet and extranet web sites or used packaged applications that are not specifically designed to meet the requirements of e-business. Organizations that have implemented a custom approach often fail to achieve the integrated delivery and management of critical information and content for several reasons. Email, while easy-to-use and convenient, lacks effective collaboration and project management, control, accountability and security, and is not integrated with intranet information and content. Intranets and extranets, while more effective mechanisms for disseminating information, typically lack the scalable content management infrastructure to ensure that posted information is accurate, up-to-date, organized and actually viewed by the intended audience.

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

SOLUTION

     We provide the infoCommerce Suite as a unified platform that allows users to contribute, manage, and exchange content across the extended enterprise. The infoCommerce Suite includes the infoCommerce Server and a number of client interfaces, including: infoLook, a Microsoft Outlook(R)-based client; infoRite, a content authoring client, and infoLink, a Web portal interface. Our solution allows users to dynamically interact with each other -- rather than simply consume and respond to content. The infoCommerce Suite allows users within and across the extended enterprise to contribute, modify and exchange a wide variety of content in real-time.

     Our solution provides the following key benefits:

     Comprehensive Business Content and Collaboration Management. Our iManage infoCommerce Server provides a comprehensive e-business content and collaboration management solution that addresses key aspects of managing, organizing and delivering information and content to the right person at the right time throughout the extended enterprise. Our server provides users with a centralized online location to access content, such as graphics, video, text, audio and data. In addition to offering a robust underlying content management infrastructure, our solution is designed to ensure effective content access, delivery and notification based on relevance to particular projects, processes and individuals. We believe our comprehensive solution enables our customers to more effectively collaborate and exchange information over the web.

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

     Our solution has been designed to address the needs of a broad range of markets, such as financial services, manufacturing and distribution, banking and professional services. Initially, we targeted substantially all of our sales and marketing efforts to the legal applications market. The customers in this market require management and organization of a large volume of critical information in a scalable and secure environment. We now intend to leverage on our success and experience in the legal applications market to market our solution to other markets.

PRODUCTS

     The infoCommerce Suite, which we have developed over the last five years, provides a comprehensive set of application modules that work in concert with each other and the same underlying server. Our current product line consists of the iManage infoCommerce Server, iManage infoLink, iManage infoLook and iManage infoRite application modules.

     The following table describes the major features and benefits of our iManage suite of products.

            PRODUCT                         FEATURES                          BENEFITS
            -------                         --------                          --------
iManage infoCommerce Server       Application server failover    Ensures server uptime by splitting
Content and Collaboration server                                 server processes across multiple
                                                                 servers so that if any one server
                                                                 fails, users are automatically
                                                                 routed to the next available
                                                                 server.
                                  Transaction processing         Ensures all server transactions are
                                                                 completed in full or the
                                                                 information is restored to the
                                                                 previous state before the
                                                                 transaction commenced.
                                  Content indexing               Allows users to use search criteria
                                                                 to find specific information.
                                  Roles-based security           Protects content from unauthorized
                                                                 access and allows users to be
                                                                 assigned security privileges based
                                                                 on their role in an organization.
iManage infoLook                  Auto-notification              Automatically alerts subscribers
Microsoft Outlook integration                                    when new content has been
module                                                           contributed to a project folder.
                                  Auto-publishing                Automates the process of publishing
                                                                 content to an intranet, extranet or
                                                                 Internet web site.
                                  Link/URL routing               Allows users to email links and
                                                                 uniform resource locators, or URLs,
                                                                 to specific server content instead
                                                                 of physically transferring content
                                                                 by email, ensuring system security,
                                                                 accountability and network
                                                                 efficiency.
                                  Rules-based processing         Provides the ability to route to
                                                                 specific project folders incoming
                                                                 email, content and facsimiles based
                                                                 on specific user defined rules.

            PRODUCT                         FEATURES                          BENEFITS
            -------                         --------                          --------
iManage infoLink                  Security-based navigation      Enables navigation through project
Web-portal module                                                folders and review of content based
                                                                 on security privileges.
                                  User-definable search folders  Allows content from multiple projects to be dynamically grouped
                                                                 together using search criteria.
                                  Secured content contribution   Allows secure content contribution
                                                                 into iManage repositories security
                                                                 over the Internet.
iManage infoRite                  Content profiling and history  Adds context to content and enables
Content-authoring module                                         users to track usage of content and
                                                                 access history.
                                  Integrated online research     Allows users to search the content
                                                                 of iManage repositories and online
                                                                 information services.
                                  Microsoft Office(R)            Provides access to iManage
                                  integration                    repositories and the ability to
                                                                 submit content directly from within
                                                                 Microsoft Word(R), Excel(R) and
                                                                 PowerPoint(R) products.
                                  Content relationship grouping  Enables information to be grouped so that users can track information
                                                                 that is relevant to a project,
                                                                 process or individual.

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

     We also provide the following products:

     iManage QuickTeam: A web portal application that creates an on-line site for collaboration. Acquired through the acquisition of ThoughtStar, Inc. in 2000, QuickTeam is a platform-neutral application that can run on a wide variety of operating systems.

     iManage Notes Module. The iManage Notes Module enables users of the Lotus Notes(R) application environment to integrate their Notes content and email correspondence directly into an iManage e-business server repository.

     iManage GroupWise Module. The iManage GroupWise Module enables users of the Novell GroupWise(R) application environment to integrate their GroupWise content and email correspondence directly into an iManage e-business server repository.

     iManage Software Development Kit, or SDK. iManage SDK is a software development kit developed primarily for third-party developers who wish to integrate their applications with iManage infoCommerce Server repositories. Software integrators also use the iManage SDK to develop their own applications based on the iManage suite of e-business content and collaboration management products.

     Our products are licensed to customers on a per server and a per user basis. We do not license our products on a concurrent user basis, nor are they currently available on a rental or service basis. Our products may be licensed on a perpetual licensing model whereby the customer owns the software or on a subscription licensing model whereby the customer licenses the product, generally for one year subscription periods.

CUSTOMERS

     To date, we have licensed over 800 customers, with over 200,000 users. We have focused our sales and marketing resources primarily on law firms. We derived 89.0%, 93.3% and 76.6% of our total license revenues for the years ended December 31, 1998, 1999 and 2000, respectively, from the sale of licenses to law firms and professional service firms. There were no customers that accounted for more than 10% of our total revenues for 1998, 1999 or 2000.

STRATEGY

     Our objective is to become the leading provider of e-business content and collaboration management software. Key elements of our strategy to achieve this objective include:

     Pursue New Vertical Markets. In 2000, we began to market and sell licenses to new vertical markets, including the financial services, high technology and health and pharmaceuticals industries. Whereas approximately 77% of our license revenues came from the legal vertical market in 2000, we have augmented our sales and marketing team in an effort to penetrate these new markets. We believe that the same factors that are valuable to the legal vertical market apply to these new markets.

     Focus on Extended Enterprise Sales. Our principal growth strategy is to develop and market our solution to the extended enterprise of a business and its customers, partners and suppliers. We believe that, infoLink, our web portal collaboration application, is central to our approach to "value" selling to the extended enterprise. Thus, we intend to target new vertical markets by, in part, emphasizing the return on investment of our collaboration product.

     Capture Market Share. Our strategy is to become the market leader in providing software to enable unified e-business content and collaboration management over the Internet. As our customers deploy our solution, their customers, partners and suppliers will be exposed to the benefits and functionality of our products. We believe that the introduction of our products to these non-customers will accelerate recognition and adoption of our products. As more and more organizations deploy our e-business solution, we believe that the management, organization and delivery of relevant information will improve, which will drive greater usage.

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

     Expand and Leverage Key Business Relationships. To accelerate the acceptance of our solution and to promote the adoption of e-business content and collaboration management over the web, we intend to develop over the next 12 months additional cooperative alliances and relationships with leading information technology consultants, system integrators and independent software vendors. We believe that these alliances and relationships will provide additional marketing and sales channels for our products, enable us to more rapidly incorporate additional functions and platforms into our e-business suite of products, and facilitate the successful deployment of customer applications.

     Maintain Technological Leadership. In 2000, we continued to devote significant resources to research and development in order to improve our architecture. We are in the process of introducing a new platform-neutral server product, which will, among other things, operate on Sun and HP servers. We also executed licensing agreements in 2000 that will increase the functionality of our solution, including workflow and other functionality. We believe that we offer the most complete e-business content and collaboration management solution available today. We intend to extend our leadership position by continuing to enhance our technology through significant investment in research and development activities.

     Strengthen International Presence. We believe that there will be significant international opportunities for our products and services and intend to strengthen our global sales, marketing and distribution efforts to address the range of markets and applications for our e-business content and collaboration management solution. We currently have a direct sales presence in Canada, the United Kingdom, France and the United States. In 2000, the Company established a wholly owned subsidiary in France that also services the Middle East. In the Asia/Pacific region, we sell our products through third-party distributors. During the next 12 months, we intend to strengthen our international presence by adding direct sales personnel and increasing our indirect sales channels to fully capitalize on international market opportunities.

ACQUISITIONS

     On June 21, 2000, we acquired all the outstanding stock and assumed all outstanding stock options of ThoughtStar, Inc. ("ThoughtStar") a software company based in Salt Lake City, Utah, in exchange for approximately $5.2 million in cash and forgiveness of debt and 1,006,717 shares of our common stock. We also assumed options to purchase shares of ThoughtStar common stock that have been converted into options to purchase approximately 89,000 shares of our common stock. ThoughtStar developed a web-based collaboration application called QuickTeam, which now forms part of the infoCommerce Suite.

SALES AND MARKETING

     Our sales process consists of engaging senior business managers at our potential customers to explain the benefits of our solution, and to illustrate how iManage products can deliver high-value, revenue generating solutions. With our web portal strategy and emphasis on the extended enterprise, we emphasize to our customers the return on investment of our solution. In 2000, we augmented our sales and marketing team by acquiring staff with experience in enterprise software sales, and by growing the total worldwide sales and marketing staff to
76. In addition, we have established subsidiaries in the United Kingdom and France to facilitate sales in Europe and the Middle East.

     Our distribution network of over 130 reseller partners and systems integrators complements our direct sales force and represents us in Australia, Canada, France, New Zealand, the United Kingdom and the United States. Our application specialists provide pre-sales support and post-sales implementation for our customers.

     Our marketing programs focus on creating overall awareness of e-business content and collaboration management. To generate market awareness, we participate in market research, industry analyst product and strategy updates, trade shows and seminars and engage in web site marketing to generate qualified sales leads. We use market research in a formal feedback process to determine specific industry segment needs, which we use to define and direct our product development efforts.

     With our technical professionals and systems integration partners, we assess the specific needs of an enterprise and create demonstrations and proposals to satisfy customer requirements. We have certified and trained over 650 third-party consultants to assist our customers in the technical implementation of our solution.

     We believe that strategic alliances will be increasingly important in marketing and selling our solution and developing customer applications. Over the next 12 months, we intend to broaden the number of alliances we have with key systems integrators. Furthermore, we intend during the next 12 months to expand our sales and marketing staff and devote substantial resources to our sales and marketing activities.

CUSTOMER SUPPORT, SERVICES AND TRAINING

     We believe that customer satisfaction is essential for our long-term success. Our technical support group provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone, email and over the web. We use a customer service automation system to track each customer's inquiry until it is resolved. Our professional services group delivers consulting services to our customers and partners on a time and materials basis. Our training services group delivers education and training to our customers and partners. We offer a comprehensive series of classes to our customers to provide them with the knowledge and skills to successfully deploy, use and maintain our products. These classes focus on the technical aspects of our products as well as related business issues and processes. We regularly hold our classes in various locations throughout the United States and in our training facilities at our research and development headquarters in Chicago, Illinois.

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

     Our research and development expenditures (excluding stock-based compensation expense) were approximately $2.5 million for 1998, $4.7 million for 1999 and $9.1 million for 2000. All research and development expenditures have been expensed as incurred. We expect to continue to devote substantial resources to our research and development activities.

COMPETITION

     We have experienced and expect to continue to experience increased competition from current and potential competitors. Many of these companies have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we have. We expect to face competition from these and other competitors, including:

     - companies addressing segments of our market including BroadVision, Inc., Documentum, Inc., eRoom Technology, Inc., Hummingbird Communications Ltd., Niku Corporation, and Open Text Corporation;

     - enterprise web portal companies, as well as web-content management companies;

     - intranet and groupware companies including IBM and its subsidiary Lotus Development Corporation, Microsoft and Novell; and

     - in-house development efforts by our customers and potential customers or partners.

     We believe that we may face additional competition from operating system vendors, online service providers, client/server applications and tools vendors. If any of our competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or other similar transactions, our business could be seriously harmed. In addition, potential competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products.

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

     We license indexing and searching technologies from third parties. We cannot assure you that these technology licenses will not infringe the proprietary rights of others or will continue to be available to us on commercially reasonable terms, if at all. We license Application Builder(R) from Autonomy, Inc. and Search '97(R) from Verity, Inc. for search functionality in the iManage infoCommerce Server. These agreements expire in March 2005 and January 2003, respectively, and are renewable with the written agreement of the parties. Either party may terminate the agreement for cause before the expiration date with 90 days written notice. In addition, we license Outside In Viewer Technology(R) and Outside In HTML Export(R) from IntraNet Solutions Inc. for file viewing functionality in our solution. This agreement expires in December 2004 and is renewable with the written consent of the parties. Either party may terminate the agreement for cause before the expiration date. If we cannot renew these licenses, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. These types of delays could seriously harm our business.

EMPLOYEES

     As of December 31, 2000, we had 214 full-time employees. Of these employees, 75 were in product development, 76 in sales, marketing and business development, 33 in customer support, professional services and training and 30 in finance and administration. None of our employees is subject to a collective bargaining agreement. Our future success depends on our ability to attract, motivate and retain highly qualified technical and management personnel. From time to time we also employ independent contractors to support our product development, sales, marketing and business development organizations.

ITEM 2. PROPERTIES

     Our principal offices are located in a leased facility in San Mateo, California and consist of approximately 23,000 square feet under leases that expire from December 2001 to March 31, 2003. Our engineering and customer support personnel and our training facility are located in a leased facility in Chicago, Illinois. This facility consists of approximately 28,000 square feet and our lease is non-cancelable through 2004 and expires in 2009. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "IMAN." Public trading in our common stock commenced on November 19, 1999. Prior to that date there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on The Nasdaq National Market in each of the last five fiscal quarters.

                                                               HIGH      LOW
                                                              ------    ------
November 19, 1999 to December 31, 1999......................  $40.06    $20.00
Year ended December 31, 2000
  First quarter.............................................  $34.94    $15.75
  Second quarter............................................   18.75      6.63
  Third quarter.............................................   14.00      7.63
  Fourth quarter............................................    8.13      2.63

     As of March 23, 2001, there were approximately 329 holders of record of our common stock. We believe the number of beneficial holders of our common stock exceeds 5,000.

     We have never paid any cash dividends on our capital stock, and do not expect to pay any cash dividends in the foreseeable future. In addition, the covenant restrictions on our lines of credit limit our ability to declare and pay dividends.

     On June 21, 2000, we acquired all of the outstanding stock of ThoughtStar. In exchange for that stock we paid approximately $5.2 million in cash and forgiveness of debt, assumed options to purchase shares of ThoughtStar common stock which were converted into options to purchase approximately 89,000 shares of our common stock and issued 1,006,717 shares of our common stock to the shareholders of ThoughtStar. The 1,006,717 shares of our common stock were issued in reliance on Regulation D of the Securities and Exchange Commission and pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Among the factors relied upon to determine that these exemptions were available were the existence of fewer than 35 non-accredited investors that were to receive shares of our common stock in the transaction, the representation of each non-accredited investor by a purchaser representative and legends on the certificates evidencing shares of our common stock issued on the merger to the effect the shares had not been registered under the Securities Act of 1933 and may only be transferred pursuant to an exemption from the registration requirements of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                                                  PERIOD FROM YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1996      1997       1998       1999        2000
                                           ------    -------    -------    -------    --------
                                              (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Total revenues...........................  $   74    $ 1,530    $ 7,741    $18,570    $ 30,008
Loss from operations.....................    (688)    (3,609)    (2,979)    (3,461)    (11,611)
Net loss.................................    (692)    (3,596)    (2,840)    (2,775)     (9,114)
Net loss per share -- basic and
  diluted................................  $(0.12)   $ (0.57)   $ (0.38)   $ (0.28)   $  (0.41)
Shares used in net loss per
  share -- basic and diluted.............   6,004      6,292      7,455      9,988      22,130
Total assets.............................  $  511    $ 3,260    $13,495    $63,921    $ 73,347
Long-term obligations....................  $   --    $    --    $    --    $ 1,388    $    944

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Factors That May Impact Future Results" and the risks discussed in our other SEC filings, including our Reports on Form 10-Q and Form 8-K.

OVERVIEW

     We supply e-business content and collaboration software platforms and applications that provide organizations with a centralized web-based unified content platform for information and collaboration management, both for internal use and for use across the extended enterprise. We believe we are a leading provider of e-business content and collaboration management software, based on the number of customers we serve and the features our software provides. Since 1996, we have licensed our products to over 800 customers for use by over 200,000 end users.

     We were incorporated in October 1995 and commenced operations shortly after that time. During the period October 1995 through September 1996 we were a development stage company and had no revenues. Our operating activities during this period related primarily to developing our product, building our corporate infrastructure and raising capital. In October 1996, we released the first version of our iManage infoCommerce Server and iManage infoRite, and in June 1997, we began shipping iManage infoLink. We began shipping our iManage infoLook in August 1999. Several enhancements of our software platforms and applications have been made since they were first released and shipped. We generally release enhanced versions of our software platforms and applications on an annual basis.

     Through December 31, 2000, substantially all of our total revenues were derived from licenses of the iManage suite of applications and related services. Our license revenues are generally based on the number of users and servers and can be licensed on either a perpetual or subscription license basis. Support and services revenues consist of customer support, training and consulting. Customers who license our products generally purchase support contracts, which are billed on a subscription basis typically covering a 12-month period. Training services are billed on a per student or per class session basis and consulting is customarily billed at a fixed daily rate plus our out-of-pocket expenses.

     We market our software and services primarily through our direct sales organization, resellers and system integrators in Canada, the United Kingdom, France and the United States, and through distributors in Australia and New Zealand. Revenues from the iManage suite of applications and related services to customers outside the United States and Canada have been immaterial to date.

     Through 1997, we recognized revenues based on the American Institute of Certified Public Accountants Statement of Position 91-1. Commencing in 1998, we began recognizing revenues based on the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, as amended by Statements of Position 98-4 and 98-9. Further implementation guidelines relating to these standards may result in unanticipated changes in our revenue recognition practices, and these changes could affect our future revenues and earnings.

     We recognize license revenues upon shipment of a product master if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable, product returns can be reasonably estimated and, if applicable, acceptance criteria have been met. Under a subscription licensing model, the customer licenses the product generally for one-year subscription periods under an arrangement that includes customer support and software updates during the term of the license. Revenues associated with this software product and related services are recognized ratably over the applicable license period. Provisions for estimated warranty costs and sale returns are recorded at the time of shipment.

     For contracts with multiple obligations, for example, support and other service, we allocate revenues to the undelivered element of the contract using the residual method based on objective evidence of its fair value. This objective evidence is the sales price of the element when sold separately by us or the renewal rate specified in the arrangement for licensing arrangements with terms of generally one year that include customer support and software updates. We generally do not allow the right of return but have accepted returns in isolated instances when resellers, system integrators and distributors have incorrectly ordered product. We recognize support and services revenues, including amounts allocated from contracts with multiple obligations and for ongoing customer support, ratably over the period of the support contract. Our support and service arrangements entitle customers to telephone support and unspecified upgrades and enhancements. Payments for support and services are generally made in advance and are non-refundable. For revenues allocated to training and consulting services or derived from the separate sales of these services, we recognize revenues as the related services are performed.

     Our cost of license revenues includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products, packaging and shipping costs, salaries and an allocation of overhead expenses. Our cost of support and services revenues includes salaries and related expenses for the customer support, professional services and training organization and an allocation of overhead expenses.

     Our operating expenses are classified as sales and marketing, research and development, general and administrative and amortization of goodwill. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expense categories, including salaries, employee benefits, incentive compensation, bonuses, travel costs, professional fees, telephone, communication and rent and allocated facilities costs. The sales and marketing category of operating expenses includes additional expenditures specific to the sales group, such as commissions, and expenditures specific to the marketing group, including public relations and advertising, trade shows and marketing collateral materials. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and we have expensed all costs related to internal research and development as we have incurred them.

     In connection with the granting of stock options to our employees and consultants, we have recorded deferred stock-based compensation totaling approximately $11.4 million through December 31, 2000, of which approximately $1.285 million remains to be amortized. This amount represents the difference between the exercise price and the current estimated fair value of our common stock on the date these stock options were granted. This amount is included as part of stockholders' equity and is being amortized by charges to the appropriate operating expense classification over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. We recognized stock-based compensation expense of approximately $1.1 million in 1998, $3.6 million in 1999 and $2.1 million in 2000, which includes stock-based compensation expense amounts for services provided before the grant date of the options. Future compensation expense from options granted through December 31, 2000 is estimated to be approximately $993,000 for 2001, $247,000 for 2002 and $45,000 for 2003.

     We anticipate that our operating expenses will increase substantially as we intend to continue to invest heavily in the expansion of our sales, marketing and support organizations to build an infrastructure to support our long-term growth strategy. The number of our full-time employees increased from 119 as of December 31, 1999 to 214 as of December 31, 2000. We will seek to hire additional employees in the future. As a result of investments relating to the expansion of our business, we have incurred net losses in each quarter since inception and, as of December 31, 2000, had an accumulated deficit of $19.1 million. To achieve profitability, we will have to increase our total revenues significantly. We cannot assure you that we will ever attain or maintain profitability.

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

REVENUES

                                                                                   % CHANGE
                                                                                --------------
                                                 1998      1999       2000      98/99    99/00
                                                ------    -------    -------    -----    -----
                                                                (IN THOUSANDS)
License.......................................  $6,509    $14,257    $20,213    119.0%    41.8%
Support and services..........................   1,232      4,313      9,795    250.1%   127.1%
                                                ------    -------    -------
          Total revenues......................  $7,741    $18,570    $30,008    139.9%    61.6%
                                                ======    =======    =======

     License Revenues. Our license revenues increased by $7.7 million, or 119.0%, from 1998 to 1999, and $6.0 million, or 41.8%, from 1999 to 2000. The increase in our license revenues from 1998 to 1999 and from 1999 to 2000 was primarily due to increased market acceptance of the iManage suite of products.

     Support and Services Revenues. Our support and services revenues increased $3.1 million, or 250.1%, from 1998 to 1999, and $5.5 million, or 127.1% from
1999 to 2000. Support and services revenues consisted primarily of customer support and, to a lesser extent, training and consulting services, associated with the increasing license revenues during these periods. The increase in support and services revenues for the above periods reflects the increasing customer installation base of our iManage suite of products.

COST OF REVENUES

                                                                                    % CHANGE
                                                                                 --------------
                                                    1998      1999      2000     98/99    99/00
                                                   ------    ------    ------    -----    -----
                                                                  (IN THOUSANDS)
License..........................................  $  414    $  773    $1,165     86.7%   50.7%
Support and services.............................   1,255     2,875     4,841    129.1%   68.4%

     Cost of revenues as a percent of related revenue

                                                              1998     1999    2000
                                                              -----    ----    ----
License.....................................................    6.4%    5.4%    5.8%
Support and services........................................  101.9%   66.6%   49.4%

     Cost of License Revenues. Cost of license revenues increased $359,000, or 86.7%, from 1998 to 1999, and $392,000, or 50.7%, from 1999 to 2000. The increase in 1998 to 1999 was primarily the result of increased costs of media associated with the increasing license revenues during this period. The increase in 1999 to 2000 primarily relates to increased costs associated with personnel costs and related overhead from order fulfillment headcount additions as a result of the increasing license revenues during this period.

     Cost of Support and Services Revenues. Cost of support and services revenues increased $1.6 million, or 129.1%, from 1998 to 1999 and $2.0 million, or 68.4%, from 1999 to 2000. The increases from 1998 to 1999 resulted primarily from an increase of $843,000 in personnel-related expenses from increases in technical support, professional services personnel and training personnel and an increase of $538,000 in facilities-related expenses. The increases from 1999 to 2000 resulted primarily from an increase of $1,001,000 in facilities-related expenses and an increase of $789,000 in personnel-related expenses, principally from increases in professional services and training personnel.

OPERATING EXPENSES

                                                                                   % CHANGE
                                                                                --------------
                                                 1998      1999       2000      98/99    99/00
                                                ------    -------    -------    -----    -----
                                                       (IN THOUSANDS)
Sales and marketing...........................  $5,097    $10,929    $17,845    114.4%    63.3%
Research and development......................   2,498      4,680      9,094     87.3%    94.3%
General and administrative....................   1,456      2,774      4,222     90.5%    52.2%
Amortization of goodwill and other
  intangibles.................................      --         --      4,452       --       --
Net interest income...........................     139        718      2,619    416.5%   264.8%
Provision for income taxes....................      --         32        122       --    281.3%

     Operating expenses as a percent of total revenue

                                                              1998    1999    2000
                                                              ----    ----    ----
Sales and marketing.........................................  65.8%   58.9%   59.5%
Research and development....................................  32.3%   25.2%   30.3%
General and administrative..................................  18.8%   14.9%   14.1%
Amortization of goodwill and other intangibles..............    --      --    14.8%
Net interest income.........................................   1.8%    3.9%    8.9%
Provision for income taxes..................................    --     0.2%    0.4%

     Sales and Marketing. Sales and marketing expenses increased $5.8 million from 1998 to 1999 and $6.9 million from 1999 to 2000. The increases from 1998 through 2000 primarily reflected investments in our sales and marketing infrastructure related marketing programs and activities, additional headcount, increased facilities and overhead related expenses and increased travel and entertainment. Marketing programs and activities increased $238,000 in 1999 and $3.2 million in 2000 related to increased public relations, trade show and advertising activities. Personnel-related expenses, including salaries, benefits and commissions, stock based compensation, recruiting fees, and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel, increased $3.9 million in 1999 and $0.4 million in 2000. Sales and marketing employees totaled 23 as of December 31, 1998, 47 as of December 31, 1999 and 76 as of December 31, 2000, representing increases of 104.3% from 1998 to 1999 and 61.7% from 1999 to 2000. Facilities and overhead related expenses increased $475,000 in 1999 and $2.1 million in 2000 to support the increased sales and marketing activities and increased headcount. Travel and entertainment expenses increased $483,000 in 1999 and $782,000 in 2000 as a result of increased headcount.

     Research and Development. Research and development expenses increased $2.2 million from 1998 to 1999 and $4.4 million from 1999 to 2000. The increases from 1998 through 2000 were primarily related to increased personnel costs resulting from the increase in the wage rates, benefits, stock based compensation and the number of software developers and quality assurance personnel and third-party consultants to support our product development and testing activities related to the development of the iManage suite of products. Personnel related expenses increased $1.8 million in 1999 and $3.0 million in 2000. Our research and development employees totaled 16 as of December 31, 1998, 33 as of December 31, 1999 and 75 as of December 31, 2000, representing increases of 106.3% from 1998 to 1999 and 127.3% from 1999 to 2000. The increase from 1998 to 2000 is also due to increased facility and overhead costs of $424,000 in 1999 and $1.3 million in 2000.

     General and Administrative. General and administrative expenses increased $1.3 million from 1998 to 1999 and $1.4 million from 1999 to 2000. The increase from 1998 to 1999 was primarily the result of increased personnel costs of $836,000 resulting from additional finance, executive and administrative personnel and an increase of $524,000 in facility and overhead related costs. The increase in 1999 to 2000 was primarily the result of $308,000 in increased personnel costs resulting from additional finance, executive and administrative personnel, an increase of $489,000 in professional service costs, primarily accounting and legal, and an increase of $439,000 in facility and overhead expenses to support the growth of our business during these periods.

     Amortization of Goodwill and Other Intangibles. We accounted for our acquisition of Thoughtstar on June 21, 2000 as a purchase business combination. In connection with that acquisition we recorded goodwill and intangibles of approximately $17.0 million, which is being amortized to expenses over its estimated useful life of two years. For the year ended December 31, 2000, we recognized approximately $4,452,000 in expense. At December 31, 2000, approximately $12,509,000 remains to be amortized and will be charged to operations through the second quarter of 2002.

     Net Interest Income. Net interest income increased $579,000 from 1998 to 1999 and $1.9 million from 1999 to 2000. The increases from 1998 through 2000 were primarily related to higher invested cash balances as a result of proceeds received from the issuance of our Series A, B and C preferred stock and our initial public offering in the fourth quarter of 1999, offset by interest expense from our equipment line of credit and other miscellaneous expenses.

     Provision for Income Taxes. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable and the change during the period in deferred tax assets and liabilities. The provision for income taxes recorded in 1999 and 2000 related primarily to federal and state alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

     In November 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $41.2 million. Prior to the offering, we had funded our operations primarily through sales of convertible preferred stock, resulting in net proceeds of $10.9 million through September 30, 1999. To a lesser extent, we have financed our operations through lending arrangements. As of December 31, 2000, we had cash, cash equivalents and marketable securities of approximately $41.8 million.

     Net cash used in operating activities was $622,000 in 1998; $5.9 million was provided by operating activities in 1999; and $8.6 million was used in operating activities in 2000. For the 1998 and 2000 periods, cash used in operating activities was primarily a result of funding ongoing losses and increases in accounts receivable and other assets. Cash provided by operations in 1999 was primarily the result of non-cash charges associated with depreciation and amortization and stock-based compensation expense and receipt of cash associated with license and support and service revenues in advance of revenue recognition.

     For the last three years, our investing activities have consisted of purchases of property and equipment, in 1999 and 2000, the purchase of short-term and long-term investments, and in 2000 the acquisition of ThoughtStar. Net cash used in investing activities totaled $431,000 in 1998, $8.3 million in 1999 and $20.7 million in 2000. We finance the acquisition of property and equipment primarily through a line of credit. Our property and equipment largely consists of computer hardware and software and furniture and fixtures for our increasing employee base as well as for our management information systems. We anticipate that we will experience an increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

     Our financing activities provided $6.9 million in 1998, $42.7 million in 1999 and $5.4 million in 2000. In 1998, cash provided by financing activities consisted primarily of $7.0 million received in connection with the sale of Series B and Series C preferred stock. In 1999, cash provided by financing activities consisted primarily of $41.2 million generated from our initial public offering. In 2000, cash provided by financing activities consisted primarily of $4.9 million provided by borrowings from the equipment line of credit.

     As of December 31, 2000, we had a revolving line of credit with a bank for $4.0 million, which bears interest at the lending bank's prime rate plus 0.25%. Borrowings were limited to the lesser of 80% of eligible accounts receivable or $4.0 million and were secured by substantially all of our assets. As of December 31,

2000, we borrowed approximately $3.0 million. In addition, as of December 31, 2000, we had an equipment line of credit with a bank for $4.0 million, which bears interest at the lending bank's prime rate plus 0.5%. As of December 31, 2000, we had $3.4 million outstanding under the equipment line of credit.

     In March 2001, we amended both lines of credit covenant restrictions. As amended, the restrictions require us to:

          (a) maintain a monthly quick assets to current liabilities ratio of at least two to one;

          (b) not incur a cash loss, as defined, in any fiscal quarter greater than:

             $5,500,000 for the quarter ended March 31, 2001;

             $5,000,000 for the quarter ended June 30, 2001;

             $4,500,000 for the quarter ended September 30, 2001;

             $1,500,000 for the quarter ended December 31, 2001; and

             $1,000,000 for the quarter ended March 31, 2002 and thereafter, and

          (c) limit our ability to declare and pay dividends.

The cash loss is determined based upon our operating results, excluding charges for certain items such as depreciation and amortization.

     We currently anticipate that our cash, cash equivalents, and marketable securities, together with our existing lines of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures at least through the next 12 to 24 months. However, we may be required, or could elect, to seek additional funding before that time. Our future capital requirements will depend on many factors, including our future revenue, the timing and extent of spending to support product development efforts and expansion of sales, general and administrative activities, the timing of introductions of new products and market acceptance of our products. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or SFAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133, SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. We do not currently hold derivative instruments or engage in hedging activities. The adoption of SFAS 133 and SFAS 137 is not expected to have a material effect on our financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We were required to adopt SAB 101 in the fourth quarter of fiscal 2000, effective as of January 1, 2000. The adoption of SAB 101 did not have a material effect on our financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25." FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on our financial position or results of operations.

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

     - we need to expand our customer base beyond legal and other professional service firms to include other businesses, particularly extended enterprises and large multi-national corporations, and sell additional licenses and software products to our existing customers; and

     - we need to expand our sales and marketing and customer support organization to focus on a broad range of markets and build strategic relationships with independent software vendors, information technology consultants, systems integrators, original equipment manufacturers and others to increase sales.

     If we do not successfully address any of these and other challenges, our business and operating results will be seriously harmed.

We have an accumulated deficit of approximately $19.1 million as of December 31, 2000 and may not be able to achieve profitability.

     Our failure to significantly increase our total revenues would seriously harm our business and operating results. To increase our revenues, we must incur significant expenses to increase our research and development, sales and marketing and general and administrative resources. If our revenues do not grow to offset these increased expenses, we will not be profitable. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline, as was the case in the three months ended September 30, 2000.

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

     In the years ending December 31, 1999 and December 31, 2000, we derived substantially all of our license revenues from the sale of licenses for our iManage infoCommerce Server, iManage infoRite, iManage infoLook and iManage infoLink products. We currently expect to continue to derive a majority of our license revenues from these products. If the market does not continue to accept these products, our revenues will decline significantly and this could negatively affect our operating results. Factors that may affect the market acceptance of these products include the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control.

     We have always been heavily dependent upon law firm customers. If we do not expand sales of our products to other customers, particularly extended enterprises and large multi-national corporations, we may not be able to grow our revenues consistent with past growth rates and our operating results will suffer.

     We derived 93.3% and 76.6% of our total license revenues in the years ending December 31, 1999 and December 31, 2000, respectively, from the sale of licenses to law firms and professional service firms. We do not expect to see any significant growth in these markets; therefore, our future success is substantially dependent on our ability to sell a significant number of licenses to customers in other businesses, particularly large multi-national corporations. To sell a significant number of licenses to these businesses, we must devote time and resources to train our sales employees to work in industries outside law firms and professional service firms. We may not be successful in our efforts. Unlike law firms and professional service organizations, customers in other industries, including large multi-national corporations, may not require or perceive the value of our content and collaboration software platform and applications. If we cannot license our products to customers in other industries, our business could be significantly adversely affected.

We may be unable to penetrate additional markets and grow our revenues if we do not successfully obtain leads or referrals from our marketing activities, new partnerships, alliances and customers.

     To increase sales of our e-business content and collaboration software platform and applications and grow our total revenues, we will try to obtain leads or referrals from our marketing activities, new partnerships and alliances, and current customers. If we are not successful in these marketing activities, or fail to establish additional relationships, we will have to devote substantially more resources, both financial and personnel, to the sales and marketing of our products. As a result, our success depends in part on the ultimate success of these activities, including current relationships and the willingness of our customers, new partners and allies to provide us with these introductions, referrals and leads. Our current customer relationships are not, and any future relationships we establish may not, be exclusive arrangements and at any time, our customers may terminate their relationships with us, pursue other relationships with our competitors or develop or acquire products that compete with our products.

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

     Our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results. Customers often view the purchase of our products as a significant and strategic decision, and this decision typically involves a considerable commitment of resources and is influenced by the customers' budget cycles. Selling our products also requires us to educate potential customers on their use and benefits because our e-business content and collaboration software is a new category of product. As a result, our products have a lengthy sales cycle, which has historically ranged from approximately two to nine months. We are finding that the sales cycle in the multi-national corporate market is lengthier than in our traditional legal and professional services market. Thus, as we enter these multi-national corporations our sales cycle will increase.

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

If our products cannot scale to meet the demands of tens of thousands of concurrent users, our targeted customers may not license our solutions, which will cause our revenue to decline.

     Our strategy is to target large organizations that, because of the significant amounts of information and content that they generate and use, require our e-business content and collaboration software solution. For this strategy to succeed our software products must be highly scalable; that is, they must be able to accommodate tens of thousands of concurrent users. If our products cannot scale to accommodate a large number of concurrent users, our target markets will not accept our products and our business and operating results will suffer.

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

     In addition, the iManage infoCommerce Server currently runs on the Windows NT(R) or Windows 2000(R) platform. If a customer does not currently use these platforms and does not choose to adopt these platforms, we will be unable to license our products to this customer. Furthermore, some of our products do not yet run on other popular operating systems, such as the UNIX operating system. If another platform becomes more widely used, we could be required to convert our product to that platform. We may not succeed in these efforts, and even if we do, potential customers may not choose to license our product.

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

     We rely on software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. For example, we license Application Builder from Autonomy, Inc., we license Search '97(R) from Verity, Inc. and we license Outside In Viewer Technology(R) and Outside In HTML Export(R) from IntraNet Solutions Corporation. The functionality of our products therefore depends on our ability to integrate these third-party technologies into our products. Furthermore, we may license additional software from third parties in the future to add functionality to our products. If our efforts to integrate this third-party software into our products are not successful, our customers may not license our products and our business will suffer.

     In addition, we would be seriously harmed if the providers from whom we license software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to us on commercially reasonable terms or at all. Our license agreements with Autonomy, Verity and IntraNet Solutions expire in December 2004, January 2003 and March 2005, respectively. Each of these license agreements may be renewed only with the other party's written consent. The loss of, or inability to maintain or obtain licensed software, could result in shipment delays or reductions. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

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

     Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our limited resources. We have grown from 119 employees at December 31, 1999 to 214 employees at December 31, 2000. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among our executive, research and development, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could seriously harm our business and operating results.

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

     On January 1, 1999, member states of the European Economic Community, or the EEC, fixed their currencies to a new currency, the euro. On that day, the euro became a functional legal currency within these countries. Furthermore, during the three years beginning on January 1, 1999, business in these EEC member states will be conducted in both the existing national currency, such as the Netherlands guilder, French franc or Deutsche mark, and the euro. Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the euro. Our enterprise-wide information systems are euro-compliant.

     We maintain an investment portfolio of various issues, types and maturities. Our investment portfolio consists of both fixed and variable rate financial investments. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported in accumulated other comprehensive income
(loss), net of taxes. At any time, a sharp rise in interest rates could seriously harm the fair value of our investment portfolio. Currently, we do not hedge these interest rate exposures. The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

                                                           2001      2002      TOTAL
                                                          -------    -----    -------
Corporate notes.........................................  $11,140    6,090    $17,230
                                                          =======    =====    =======
Average interest rate...................................     7.17%    7.13%      7.16%
                                                          =======    =====    =======
Government agencies.....................................  $   500       --    $   500
                                                          =======    =====    =======
Average interest rate...................................     5.82%      --       5.82%
                                                          =======    =====    =======

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 14(a).

QUARTERLY RESULTS OF OPERATIONS

                                                          THREE MONTHS ENDED
                              --------------------------------------------------------------------------
                              MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                                1999        1999         1999            1999         2000        2000
                              ---------   --------   -------------   ------------   ---------   --------
Revenues....................   $3,579     $ 4,295       $4,830          $5,866       $7,182      $8,439
Gross profit................    2,887       3,457        3,869           4,709        5,854       6,944
Net loss....................     (594)     (1,340)        (499)           (342)         (48)        (77)
Net loss per share -- basic
  and diluted...............    (0.06)      (0.15)       (0.05)          (0.02)       (0.00)      (0.00)

                                   THREE MONTHS ENDED
                              ----------------------------
                              SEPTEMBER 30,   DECEMBER 31,
                                  2000            2000
                              -------------   ------------
Revenues....................     $ 6,373        $ 8,014
Gross profit................       4,820          6,384
Net loss....................      (4,555)        (4,434)
Net loss per share -- basic
  and diluted...............       (0.19)         (0.22)

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from the section entitled "Proposal Number One Election of Directors -- Directors and Executive Officers" and "Executive Compensation and Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the section entitled "Executive Compensation and Other Matters" in our definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in our definitive Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        1. Financial Statements:

                                                               PAGE
                                                              NUMBER
                                                              ------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants...........................    28
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................    29
Consolidated Statements of Operations and Other
  Comprehensive Loss for the years ended December 31, 1998,
  1999 and 2000.............................................    30
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1999 and 2000..............    31
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................    32
Notes to Consolidated Financial Statements..................    33

          2. Financial Statement Schedule:

          Schedule II -- Valuation and Qualifying Accounts and Reserves.

          All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

          3. Exhibits:

          See Index to Exhibits on page 52 hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

     (b) Reports on Form 8-K:

     Report on Form 8-K dated June 21, 2000 filed on July 6, 2000.

     Amendment No. 1 to Report on Form 8-K dated June 21, 2000 filed on August 14, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of iManage, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 27 present fairly, in all material respects, the financial position of iManage, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 27 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 19, 2001

                                 IMANAGE, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1999        2000
                                                              -------    --------
Current assets:
  Cash and case equivalents.................................  $47,985    $ 24,056
  Short-term investments....................................    3,028      11,640
  Trade accounts receivable, net of allowance for doubtful
     accounts of $135 in 1999 and $248 in 2000..............    5,704      10,655
  Other current assets......................................      831       2,041
                                                              -------    --------
          Total current assets..............................   57,548      48,392
Long-term investments.......................................    3,223       6,090
Property and equipment, net.................................    1,913       3,568
Goodwill and other intangible assets........................       --      12,509
Other assets................................................    1,237       2,788
                                                              -------    --------
          Total assets......................................  $63,921    $ 73,347
                                                              =======    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,627    $    279
  Accrued liabilities.......................................    2,398       4,001
  Bank lines of credit, current portion.....................      612       4,083
  Deferred revenue..........................................    9,068       8,902
                                                              -------    --------
          Total current liabilities.........................   13,705      17,265
Bank lines of credit, less current portion..................    1,388       2,345
                                                              -------    --------
          Total liabilities.................................   15,093      19,610
                                                              -------    --------
Commitments
Stockholders' Equity:
  Common stock, $0.001 par value, authorized: 100,000 shares in 1999 and 2000; issued and outstanding: 21,916 shares
     in 1999 and 23,165 shares in 2000......................       22          23
  Additional paid-in capital................................   63,863      74,542
  Deferred stock-based compensation.........................   (4,046)     (1,285)
  Notes receivable for common stock.........................   (1,002)       (490)
  Accumulated other comprehensive income (loss).............      (42)         28
  Accumulated deficit.......................................   (9,967)    (19,081)
                                                              -------    --------
          Total stockholders' equity........................   48,828      53,737
                                                              -------    --------
          Total liabilities and stockholders' equity........  $63,921    $ 73,347
                                                              =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 IMANAGE, INC.

       CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1998       1999        2000
                                                              -------    -------    --------
Revenues:
  Licenses..................................................  $ 6,509    $14,257    $ 20,213
  Support and services......................................    1,232      4,313       9,795
                                                              -------    -------    --------
          Total revenues....................................    7,741     18,570      30,008
                                                              -------    -------    --------
Cost of revenues:
  Licenses..................................................      414        773       1,165
  Support and services (inclusive of stock-based
     compensation expense of $42, $143 and $127 for 1998,
     1999 and 2000, respectively)...........................    1,255      2,875       4,841
                                                              -------    -------    --------
          Total cost of revenues............................    1,669      3,648       6,006
                                                              -------    -------    --------
Gross profit................................................    6,072     14,922      24,002
                                                              -------    -------    --------
Operating expenses:
  Sales and marketing (inclusive of stock-based compensation expense of $704, $2,399 and $951 for 1998, 1999 and
     2000, respectively)....................................    5,097     10,929      17,845
  Research and development (inclusive of stock-based
     compensation expense of $147, $500 and $684 for 1998,
     1999 and 2000, respectively)...........................    2,498      4,680       9,094
  General and administrative (inclusive of stock-based
     compensation expense of $161, $547 and $372 for 1998,
     1999 and 2000, respectively )..........................    1,456      2,774       4,222
  Amortization of goodwill and other intangibles............       --         --       4,452
                                                              -------    -------    --------
          Total operating expenses..........................    9,051     18,383      35,613
                                                              -------    -------    --------
Loss from operations........................................   (2,979)    (3,461)    (11,611)
Interest income.............................................      153        813       2,953
Interest expense............................................      (14)       (95)       (260)
Other expense...............................................       --         --         (74)
                                                              -------    -------    --------
Loss before provision for income taxes......................   (2,840)    (2,743)     (8,992)
Provision for income taxes..................................       --         32         122
                                                              -------    -------    --------
Net loss....................................................   (2,840)    (2,775)     (9,114)
Other comprehensive loss:
  Unrealized gain/(loss) on investments.....................       --        (42)        125
  Unrealized loss on foreign exchange rates.................       --         --         (55)
                                                              -------    -------    --------
Comprehensive loss..........................................  $(2,840)   $(2,817)   $ (9,044)
                                                              =======    =======    ========
Net loss per share -- basic and diluted.....................  $ (0.38)   $ (0.28)   $  (0.41)
                                                              =======    =======    ========
Shares used in net loss per share -- basic and diluted......    7,455      9,988      22,130
                                                              =======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 IMANAGE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                       PREFERRED STOCK          COMMON STOCK
                                     --------------------   --------------------                    NOTES       ACCUMULATED
                                               PAR VALUE              PAR VALUE                   RECEIVABLE       OTHER
                                              AND CAPITAL            AND CAPITAL     DEFERRED        FOR       COMPREHENSIVE
                                               IN EXCESS              IN EXCESS    STOCK-BASED      COMMON        INCOME
                                     SHARES     OF PAR      SHARES     OF PAR      COMPENSATION     STOCK         (LOSS)
                                     ------   -----------   ------   -----------   ------------   ----------   -------------
BALANCES, DECEMBER 31, 1997........   4,128    $  3,992      6,516     $ 2,828       $  (482)      $    --         $ --
Issuance of Series B Preferred
  Stock, net of issuance costs of
  $17..............................   1,926       3,007         --          --            --            --           --
Issuance of Series C preferred
  stock, net of issuance costs of
  $4...............................   1,879       3,943         --          --            --            --           --
Issuance of Series C preferred
  stock to prepay rent.............     100         210         --          --            --            --           --
Exercise of common stock options...      --          --      1,682         372            --          (372)          --
Options issued in exchange for
  services.........................      --          --         --          89            --            --           --
Deferred stock-based
  compensation.....................      --          --         --       1,204        (1,204)           --           --
Amortization of deferred
  stock-based compensation.........      --          --         --          --           866            --           --
Non-employee deferred stock-based
  compensation.....................      --          --         --          49            50            --           --
Net loss...........................      --          --         --          --            --            --           --
                                     ------    --------     ------     -------       -------       -------         ----
BALANCES, DECEMBER 31, 1998........   8,033      11,152      8,198       4,542          (770)         (372)          --
Exercise of common stock options...      --          --      1,712         917            --          (630)          --
Options issued in exchange for
  services.........................      --          --         --         208            --            --           --
Deferred stock-based
  compensation.....................      --          --         --       6,612        (6,612)           --           --
Amortization of deferred
  stock-based compensation.........      --          --         --          --         3,355            --           --
Non-employee stock-based
  compensation.....................      --          --         --          47           (19)           --           --
Purchase of treasury stock.........      --          --       (167)       (750)           --            --           --
Conversion of preferred to common
  upon initial public offering.....  (8,033)    (11,152)     8,033      11,152            --            --           --
Stock issued on initial public
  offering, including treasury
  stock, net of expenses...........      --          --      4,140      41,157            --            --           --
Other comprehensive loss...........      --          --         --          --            --            --          (42)
Net loss...........................      --          --         --          --            --            --           --
                                     ------    --------     ------     -------       -------       -------         ----
BALANCES, DECEMBER 31, 1999........      --          --     21,916      63,885        (4,046)       (1,002)         (42)
Exercise of common stock options...      --          --        322         149            --            11           --
Stock issued for ThoughtStar
  acquisition, net of expenses.....      --          --      1,007      10,821            --            --           --
Additional expenses of initial
  public offering..................      --          --         --         (93)           --            --           --
Repurchase of stock subject to
  repurchase upon employee
  termination......................      --          --       (149)       (134)           --            --           --
Stock issued for employee stock
  purchase plan....................      --          --         69         564            --            --           --
Deferred stock-based compensation
  related to the Thoughtstar
  acquisition......................      --          --         --         982          (982)           --           --
Amortization of deferred
  stock-based compensation.........      --          --         --        (777)        2,911            --           --
Cancellation of options upon
  termination......................      --          --         --        (832)          832            --           --
Repayment of notes receivable......      --          --         --          --            --           501           --
Other comprehensive income.........      --          --         --          --            --            --           70
Net loss...........................      --          --         --          --            --            --           --
                                     ------    --------     ------     -------       -------       -------         ----
BALANCES, DECEMBER 31, 2000........      --    $     --     23,165     $74,565       $(1,285)      $  (490)        $ 28
                                     ======    ========     ======     =======       =======       =======         ====


                                     ACCUMULATED
                                       DEFICIT      TOTAL
                                     -----------   -------
BALANCES, DECEMBER 31, 1997........   $ (4,352)    $ 1,986
Issuance of Series B Preferred
  Stock, net of issuance costs of
  $17..............................         --       3,007
Issuance of Series C preferred
  stock, net of issuance costs of
  $4...............................         --       3,943
Issuance of Series C preferred
  stock to prepay rent.............         --         210
Exercise of common stock options...         --          --
Options issued in exchange for
  services.........................         --          89
Deferred stock-based
  compensation.....................         --          --
Amortization of deferred
  stock-based compensation.........         --         866
Non-employee deferred stock-based
  compensation.....................         --          99
Net loss...........................     (2,840)     (2,840)
                                      --------     -------
BALANCES, DECEMBER 31, 1998........     (7,192)      7,360
Exercise of common stock options...         --         287
Options issued in exchange for
  services.........................         --         208
Deferred stock-based
  compensation.....................         --          --
Amortization of deferred
  stock-based compensation.........         --       3,355
Non-employee stock-based
  compensation.....................         --          28
Purchase of treasury stock.........         --        (750)
Conversion of preferred to common
  upon initial public offering.....         --          --
Stock issued on initial public
  offering, including treasury
  stock, net of expenses...........         --      41,157
Other comprehensive loss...........         --         (42)
Net loss...........................     (2,775)     (2,775)
                                      --------     -------
BALANCES, DECEMBER 31, 1999........     (9,967)     48,828
Exercise of common stock options...         --         160
Stock issued for ThoughtStar
  acquisition, net of expenses.....         --      10,821
Additional expenses of initial
  public offering..................         --         (93)
Repurchase of stock subject to
  repurchase upon employee
  termination......................         --        (134)
Stock issued for employee stock
  purchase plan....................         --         564
Deferred stock-based compensation
  related to the Thoughtstar
  acquisition......................         --          --
Amortization of deferred
  stock-based compensation.........         --       2,134
Cancellation of options upon
  termination......................         --          --
Repayment of notes receivable......         --         501
Other comprehensive income.........         --          70
Net loss...........................     (9,114)     (9,114)
                                      --------     -------
BALANCES, DECEMBER 31, 2000........   $(19,081)    $53,737
                                      ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 IMANAGE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1998       1999        2000
                                                              -------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(2,840)   $(2,775)   $ (9,114)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization of goodwill and other
     intangibles............................................      313        545       6,048
    Amortization of prepaid rent............................       12        216          --
    Amortization of deferred stock-based compensation.......      965      3,383       2,134
    Amortization of technology licenses.....................       --         --         244
    Stock issued for services...............................       89        208          --
  Provision for doubtful accounts...........................      100         40         164
  Provision for sales returns...............................      122          2         100
  Changes in operating assets and liabilities:
    Trade accounts receivable...............................   (3,317)    (1,552)     (5,269)
    Other current assets....................................       --       (604)     (1,210)
    Other assets............................................   (1,021)      (479)     (1,795)
    Accounts payable........................................      407      1,032      (1,348)
    Accrued liabilities.....................................    1,868        208       1,603
    Deferred revenue........................................    2,680      5,718        (166)
                                                              -------    -------    --------
        Net cash provided by (used in) operating
        activities..........................................     (622)     5,942      (8,609)
                                                              -------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (431)    (1,975)     (3,251)
  Purchases of investments..................................       --     (6,293)    (11,355)
  Acquisition of business, net of cash acquired.............       --         --      (6,140)
                                                              -------    -------    --------
        Net cash used in investing activities...............     (431)    (8,268)    (20,746)
                                                              -------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from equipment line of credit....................       --      2,000       4,872
  Repayment of equipment line of credit.....................       --         --        (444)
  Repayment of notes receivable from stockholders...........       --         --         501
  Purchases of common stock.................................       --       (750)       (134)
  Other.....................................................      (69)        --         (93)
  Issuance of common stock, net.............................       --     41,444         724
  Issuance of preferred stock, net..........................    6,950         --          --
                                                              -------    -------    --------
        Net cash provided by financing activities...........    6,881     42,694       5,426
                                                              -------    -------    --------
  Net increase (decrease ) in cash and cash equivalents.....    5,828     40,368     (23,929)
  Cash and cash equivalents at beginning of period..........    1,789      7,617      47,985
                                                              -------    -------    --------
  Cash and cash equivalents at end of period................  $ 7,617    $47,985    $ 24,056
                                                              =======    =======    ========
SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    17    $    96    $    260
                                                              =======    =======    ========
  Cash paid for income taxes................................  $     2    $   111    $    122
                                                              =======    =======    ========
SUPPLEMENT DISCLOSURES OF NONCASH FINANCING ACTIVITIES
  Issuance of common stock in exchange for notes
    receivable..............................................  $   372    $   630    $     --
                                                              =======    =======    ========
  Issuance of Series C preferred stock to prepay rent.......  $   210    $    --    $     --
                                                              =======    =======    ========
  Deferred stock-based compensation.........................  $ 1,253    $ 6,612    $    982
                                                              =======    =======    ========
  Unrealized (loss) gain on investments.....................  $    --    $   (42)   $    125
                                                              =======    =======    ========
  Unrealized loss on foreign exchange rates.................  $    --    $    --    $    (55)
                                                              =======    =======    ========
  Issuance of common stock in Thoughtstar acquisition.......  $    --    $    --    $ 10,821
                                                              =======    =======    ========
  Conversion of preferred stock to common stock.............  $    --    $11,152    $     --
                                                              =======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 IMANAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

     iManage, Inc. (the "Company") provides content and collaboration management software. The Company's products provide a unified content platform that organizes and delivers content from a variety of sources in a centralized manner throughout the extended enterprise of a business and its customers, partners and suppliers. The Company's web-based collaboration tools allow users within and across the extended enterprise to dynamically interact with each other on discrete projects by contributing, modifying and exchanging information. The Company markets and sells its software and services primarily through its direct sales organization, resellers and system integrators in the United States, Canada, the United Kingdom and France, and through distributors in Australia and New Zealand. In 1998, 1999 and 2000, 55.0%, 61.0% and 54.2%, of revenues, respectively, were through resellers. The Company's license and support and services revenues to date have substantially been derived from the sale of iManage's suite of products, including iManage infoCommerce Server, iManage infoLink, iManage infoLook and iManage infoRite, to customers primarily located in the United States.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions. The functional currency of the Company's subsidiaries is the U.S. dollar. All gains and losses arising from the translation into U.S. dollars of amounts denominated in foreign currencies are included in shareholder's equity.

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

  Financial Instruments

     Cash equivalents represent commercial paper, money market funds, government agencies, and corporate notes with original or remaining maturities at the date of purchase of three months or less. The carrying amounts reported for cash and cash equivalents are considered to approximate fair values based upon the short maturities of those financial instruments.

     The Company's investments comprise U.S. government agencies and corporate debt obligations and are accounted for as available for sale. Investments with maturities of less than one year are classified as short-term investments and investments with maturities greater than one year are classified as long-term investments. Realized gains and losses are calculated using the specific identification method. There were no realized gains and losses in 1998, 1999 or 2000. In 1999 and 2000 there were unrealized (losses) gains of $(42,000) and $125,000, respectively. Unrealized gains and losses are included as a separate component of other comprehensive loss and stockholders' equity. See "Balance Sheet Accounts" for the fair value of the Company's short-term and long-term investments.

     The carrying amounts of certain of the Company's other financial instruments including accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The carrying amounts of notes payable under the equipment line of credit approximates fair value based on the terms of similar borrowing arrangements available to the Company.

                                 IMANAGE, INC.

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

     Two different customers accounted for 33.0% of trade accounts receivable at December 31, 1998. Additionally, 89.0%, 93.3% and 76.6% of the Company's revenues for 1998, 1999 and 2000, respectively, were derived from law firms.

     The Company relies on software licensed from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. The functionality of the Company's products, therefore, depends on its ability to integrate these third party technologies into its products. If these licenses cannot be renewed, shipments of the Company's products could be delayed until equivalent software can be developed or licensed and integrated into the products. These types of delays could seriously harm the Company's business.

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

  Long-Lived Assets

     The Company reviews property and equipment and goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset.

     The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board
(APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in stock price for a sustained period, and our market capitalization relative to net book value. When the Company determines that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

  Software Development Costs

     Costs related to research and development of new software products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product's

                                 IMANAGE, INC.

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

  Revenue Recognition

     The Company's revenues are derived from two sources as follows: (i) software license revenue, derived primarily from product sales on a per server and per user basis, including software modules, to end users, resellers, systems integrators and distributors and (ii) support and services revenue, derived primarily from providing customer support and software updates and to a lesser extent, training and consulting services to end users. The Company recognizes license revenues upon shipment of a product master, which allows the customer to make the number of copies specified in the contract if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is reasonably assured and product returns can be reasonably estimated and, if applicable, acceptance criteria have been met. During the fourth quarter of 1999, the Company implemented a subscription licensing model for a newly released product whereby the customer licenses the product generally for one year under an arrangement that includes customer support and software updates during the term of the license. Revenues associated with this software product and related services are recognized ratably over the applicable subscription license period. Provisions for estimated warranty costs and sales returns are recorded at the time of shipment.

     For contracts with multiple obligations (e.g. support and other services), the Company allocates revenues to the undelivered element of the contract using the residual method based on objective evidence of its fair value. This objective evidence is the sales price of the element when sold separately by the Company or the renewal rate specified in the arrangement for licensing arrangements with terms of generally one year that include customer support and software updates. The Company generally does not allow the right of return but has accepted returns in isolated instances when resellers, system integrators and distributors have incorrectly ordered product. The Company recognizes support and services revenues, including amounts allocated from contracts with multiple obligations and for ongoing customer support, ratably over the period of the support contract. The Company's support and service arrangements entitle customers to telephone support and unspecified upgrades and enhancements. Payments for support and services are generally made in advance and are non-refundable. For revenues allocated to training and consulting services or derived from the separate sales of these services, the Company recognizes revenues as the related services are performed.

     As of December 31, 1998, 1999 and 2000 deferred revenue included advance payments received for support and services and license revenues received or due under the terms of the contracts for which customer acceptance had not been received or vendor specific objective evidence was not available for elements of the contracts.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company was required to adopt SAB 101 in the fourth quarter of fiscal 2000 effective as of January 1, 2000. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

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

                                 IMANAGE, INC.

  Stock-based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 or APB 25, "Accounting for Stock Issued to Employees" and has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, "Accounting for Stock-Based Compensation." The resulting stock-based compensation is amortized over the estimated term of the option, generally four years, using the multiple option approach. Stock-based compensation to non-employees is based on the fair value of the option estimated using the Black-Scholes model on the date of the grant and revalued until vested. Compensation expense resulting from non-employee options is amortized to expense using the multiple options approach.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25." FIN 44 becomes effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

  Advertising

     The Company expenses advertising costs as incurred. During 1998, 1999 and 2000, the Company incurred $286,000, $540,000 and $1,938,000, respectively, of advertising cost.

  Segments

     The Company uses the management approach to identify segments for external reporting purposes, which designate the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

     The Company operates in one disclosable segment, using one measurement of profitability for its business. Although the Company has sales outside North America, such sales are not material. All long-lived assets are maintained in the United States.

  Comprehensive Loss

     Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

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

                                 IMANAGE, INC.

     The following table presents information necessary to reconcile basic and diluted net loss per common and common equivalent share (in thousands):

                                                         1998       1999       2000
                                                        -------    -------    -------
Net loss..............................................  $(2,840)   $(2,775)   $(9,114)
Weighted average shares used in net loss per
  share -- basic and diluted..........................    7,455      9,988     22,130
                                                        -------    -------    -------
Net loss per share -- basic and diluted...............  $ (0.38)   $ (0.28)   $ (0.41)
                                                        =======    =======    =======
Anti-Dilutive Securities:
  Convertible preferred stock.........................    8,033         --         --
  Options to purchase common stock....................    1,620      1,567      3,479
  Common stock subject to repurchase..................      452        697        262
                                                        -------    -------    -------
                                                         10,105      2,264      3,741
                                                        =======    =======    =======

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or SFAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000 requiring the Company to adopt SFAS 133 in the first quarter of 2001. The Company does not currently hold derivative instruments or engage in hedging activities. The adoption of SFAS 133 and SFAS 137 is not expected to have a material effect on the Company's financial position or results of operations.

  Acquisition

     On June 21, 2000, the Company completed the acquisition of ThoughtStar, Inc. ("Thoughtstar"). The Company issued 1,007,000 shares of its common stock with a fair market value on the closing date of $11,036,000 and paid cash consideration of $5,200,000 for all of the outstanding stock of Thoughtstar, including additional monies loaned prior to the completion of the merger, incurred transaction costs consisting primarily of professional fees of $725,000 and incurred stock issuance costs of $215,000, resulting in a total purchase price of $16,961,000. The acquisition was accounted for as a purchase business combination, which means that the purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The results of operations of Thoughtstar have been included with the Company's results of operations since June 21, 2000, the date of acquisition.

                                 IMANAGE, INC.

     The fair value of the assets of Thoughtstar was determined through established valuation techniques used in the software industry. No significant tangible assets or liabilities were acquired. A summary of the consideration exchanged for these assets is as follows (in thousands):

Total purchase price.......................................  $16,961
                                                             =======
Assets acquired:
  Purchased technology.....................................  $ 1,900
  Assembled workforce......................................      400
  Non-compete agreements...................................      400
  Goodwill.................................................   14,261
                                                             -------
                                                             $16,961
                                                             =======

     Amounts allocated to goodwill, assembled work force and non-compete agreements are amortized on a straight-line over two years. At December 2000, accumulated amortization related to these items totaled $4,452,000.

     In addition to the consideration noted above, iManage granted 89,000 iManage stock options with an exercise price of $0.01 with a two year vesting and exercise schedule to former Thoughtstar employees in exchange for 1,648,000 fully vested and exercisable Thoughtstar options. At the date of grant these options had an intrinsic value of $982,000 which was recorded as deferred stock-based compensation and is amortized over two years (see "Deferred Stock Compensation").

     Pro forma condensed results of operations for the combined company as if the transaction had consummated at the beginning of each of the periods presented are as follows:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
                                                            (IN THOUSANDS)
Revenues...............................................  $ 18,570    $ 30,008
Cost of revenues.......................................     3,648       6,006
                                                         --------    --------
Gross profit...........................................  $ 14,922    $ 24,002
                                                         ========    ========
Net loss...............................................  $(13,329)   $(14,876)
                                                         ========    ========
Net loss per share -- basic and diluted................  $  (1.21)   $  (0.66)
                                                         ========    ========
Shares used in net loss per share -- basic and
  diluted..............................................    11,005      22,634
                                                         ========    ========

     The above amounts are based upon certain assumptions and estimates which we believe are reasonable and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations of the combined companies.

                                 IMANAGE, INC.

BALANCE SHEET ACCOUNTS

  Cash and Cash Equivalents

                                                                     DECEMBER 31,
                                                    ----------------------------------------------
                                                            1999                     2000
                                                    ---------------------    ---------------------
                                                     COST      FAIR VALUE     COST      FAIR VALUE
                                                    -------    ----------    -------    ----------
                                                                    (IN THOUSANDS)
Cash..............................................  $    91     $    91      $   504     $   504
Money market......................................    2,037       2,037       15,807      15,807
Government agencies...............................    3,480       3,480           --          --
Commercial paper..................................   42,377      42,377        2,492       2,492
Corporate notes...................................       --          --        5,253       5,253
                                                    -------     -------      -------     -------
                                                    $47,985     $47,985      $24,056     $24,056
                                                    =======     =======      =======     =======

  Investments

                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED
                                                    COST         GAINS         LOSSES      FAIR VALUE
                                                  ---------    ----------    ----------    ----------
                                                                    (IN THOUSANDS)
DECEMBER 31, 1999
U.S. government agencies........................   $1,499          $--          $ (5)        $1,494
Corporate notes and bonds.......................    4,794          --            (37)         4,757
                                                   ------          --           ----         ------
                                                   $6,293          $--          $(42)        $6,251
                                                   ======          ==           ====         ======
Reported as:
  Short-term investments........................                                             $3,028
  Long-term investments.........................                                              3,223
                                                                                             ------
                                                                                             $6,251
                                                                                             ======

                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED
                                                    COST         GAINS         LOSSES      FAIR VALUE
                                                  ---------    ----------    ----------    ----------
                                                                    (IN THOUSANDS)
DECEMBER 31, 2000
U.S. government agencies........................   $   500        $ --           $--        $   500
Corporate notes and bonds.......................    17,105         125           --          17,230
                                                   -------        ----           --         -------
                                                   $17,605        $125           $--        $17,730
                                                   =======        ====           ==         =======
Reported as:
  Short-term investments........................                                            $11,640
  Long-term investments.........................                                              6,090
                                                                                            -------
                                                                                            $17,730
                                                                                            =======

                                 IMANAGE, INC.

     Long-term investments mature one year through two years.

  Property and Equipment, Net

                                                              DECEMBER 31,
                                                            -----------------
                                                             1999      2000
                                                            ------    -------
                                                             (IN THOUSANDS)
Furniture and fixtures....................................  $  625    $ 1,261
Computer software and equipment...........................   1,602      3,930
Leasehold improvements....................................     496        783
                                                            ------    -------
                                                             2,723      5,974
Less accumulated depreciation.............................    (810)    (2,406)
                                                            ------    -------
                                                            $1,913    $ 3,568
                                                            ======    =======

     Depreciation expense was $185,000, $545,000 and $1,596,000 for 1998, 1999 and 2000, respectively.

  Other Assets

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      2000
                                                             ------    ------
                                                              (IN THOUSANDS)
Technology licenses........................................  $  844    $1,420
Less accumulated amortization..............................    (302)     (546)
                                                             ------    ------
                                                                542       874
                                                                695     1,914
                                                             ------    ------
                                                             $1,237    $2,788
                                                             ======    ======

     In 1998 and 2000, the Company entered into technology license agreements including non-cancelable minimum payments. The present value of payments under these agreements is recorded as an asset and amortized over the terms of the agreements (generally three years) as the technological feasibility had been established for the product, which included the technology. Each of these license agreements may be renewed only with the other party's written consent. The loss of, or inability to maintain or obtain licensed software, could result in shipping delays. Furthermore, the Company may be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm the Company's business and operating results.

  Accrued Liabilities

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      2000
                                                             ------    ------
                                                              (IN THOUSANDS)
Technology licenses........................................  $   76    $  412
Payroll and related........................................   1,451     1,965
Other......................................................     871     1,624
                                                             ------    ------
                                                             $2,398    $4,001
                                                             ======    ======

COMMITMENTS

     The Company leases its office facilities in San Mateo, California and Chicago, Illinois under non-cancelable operating leases which expire in December 2001 and March 2003 for the San Mateo facility and April 2009, for the Chicago facility.

                                 IMANAGE, INC.

     Under the terms of the San Mateo leases, the Company issued 100,000 shares of Series C preferred stock in lieu of future rental payments (see accompanying notes). In addition, the lease has two one-year options to extend upon six months written notice to the landlord.

     Future minimum payments under the non-cancelable operating leases as of December 31, 2000 are as follows (in thousands):

                            YEAR
                            ----
2001........................................................  $1,244
2002........................................................     843
2003........................................................     488
2004........................................................     378
2005........................................................     392
and thereafter..............................................   1,382
                                                              ------
                                                              $4,727
                                                              ======

     Rent expense was $216,000, $684,000 and $1,069,000 for 1998, 1999 and 2000,
respectively. See accompanying notes for sublease income received.

LINE OF CREDIT AGREEMENT

     In March 1999, the Company entered into a line of credit agreement with a bank, comprised of a revolving line of credit and an equipment line of credit. The line of credit agreement, which is collateralized by substantially all of the Company's assets, intangible assets and intellectual property, includes covenant restrictions requiring the Company to maintain certain minimum financial ratios and profitability levels and limits the Company's ability to declare and pay dividends. At December 31, 2000, the company was in default of the covenant to maintain a quarterly minimum operating level; however, the lending bank waived the default. In March 2001, the Company renegotiated the quarterly minimum operating level covenant.

     The revolving line of credit provides for borrowings of up to $4,000,000, which can be used at the discretion of the Company through March 31, 2001. Borrowings are limited to the lesser of 80% of eligible accounts receivable or $4,000,000, ($1,000,000 was available at December 31, 2000) bear interest at prime plus 0.25% and are due at March 31, 2001. At December 31, 2000, $3,000,000 was drawn against this facility.

     The equipment line of credit, which bears interest at prime plus 0.50%, provides for borrowings of up to $4,000,000 to finance the Company's purchases of property and equipment. At December 31, 2000, amounts outstanding on the line totaled $3,427,000. Principal repayment began in March 2000 and continues through February 2004 in monthly installments of principal and interest. The company repaid $444,000 of principal in 2000.

     Principal payments due under the facility as of December 31, 2000 are as follows (in thousands):

                  YEAR ENDING DECEMBER 31,
                  ------------------------
       2001.................................................  $4,083
       2002.................................................   1,083
       2003.................................................   1,082
       2004.................................................     180
                                                              ------
                                                              $6,428
                                                              ======

                                 IMANAGE, INC.

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

     At December 31, 1998, 1999 and 2000, 452,000 shares, 697,000 and 262,000 shares of common stock were subject to the Company's right of repurchase at the shares' original issuance price, respectively. Weighted average original issuance price, per share, of these shares was $0.28, $0.72 and $0.55 in 1998, 1999 and 2000 respectively. The Company's right to repurchase these shares lapses ratably over periods through September 2003.

     On November 17, 1999, the Company completed an initial public offering in which it sold 4.1 million shares of common stock, including 540,000 shares in connection with the exercise of the underwriters' over-allotment option, at $11.00 per share. The Company received $41.2 million of cash, net of underwriting discounts, commissions and other offering costs.

     On June 21, 2000, the Company issued 1,007,000 shares of its common stock as part consideration for all of the outstanding stock of Thoughtstar, Inc. Further details of this transaction are detailed in the section headed "Acquisition."

  Employee Stock Purchase Plan

     In November 1999, the Company adopted an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, the maximum aggregate number of shares of stock that may be issued under the ESPP is 500,000, cumulatively increased on January 1, 2001 and each January 1 thereafter until and including January 1, 2009 by an amount equal to the lesser of (a) two percent (2%) of the issued and outstanding shares of stock as of the preceding December 31, (b) 500,000 shares, or (c) a lesser amount of shares determined by the Board. During each six month offering period, employees can choose to have up to 15% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the common stock is 85% of the lesser of the fair value as of the beginning or ending of the offering period. The first offering period ended July 31, 2000. During 2000, 69,000 shares of common stock were issued under the ESPP and at December 31, 2000, 894,308 shares were available for issuance.

     Under SFAS 123, the fair value of employee's purchase rights under the Employee Stock Purchase Plan was estimated using the multiple options approach with the following assumptions:

                                                              2000
                                                            --------
Expected volatility.......................................        --
Weighted-average risk-free interest rate..................        --%
Expected life.............................................  6 months
Expected dividends........................................        --

Based on the above assumptions, the aggregate fair value and weighted average fair value per share of those purchase rights granted in 2000 was
$          ,000 and $          , respectively.

                                 IMANAGE, INC.

  Stock Option Plans

     1997 Stock Option Plan

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

     2000 Stock Option Plan

     The Company has reserved 1,000,000 shares of common stock for issuance under the 2000 Non-Officer Stock Option Plan. Options are granted at the discretion of the Board of Directors to eligible employees and consultants.

     The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price. The exercise price shall not be less than 85% of the fair market value of a share of stock on the effective date of the grant of the Option. Options granted under the Plan generally vest and become exercisable 25% one year after the date of the option holders' date of employment and thereafter ratably over three years and expire ten years from the date of the grant.

                                 IMANAGE, INC.

     Activity under the Plan does not include options to purchase 180,000 shares of common stock granted outside the plan in 1998 and is as follows (in thousands, except per share data):

                                                               OUTSTANDING OPTIONS
                                                                                             WEIGHTED
                                                SHARES                                       AVERAGE
                                             AVAILABLE FOR    NUMBER OF       EXERCISE       EXERCISE
                                                 GRANT         SHARES          PRICE          PRICE
                                             -------------    ---------    --------------    --------
Balances, December 31, 1997................      1,201          2,174               $0.20     $0.20
Additional shares reserved.................        400             --                  --        --
Options granted............................       (967)           967      $0.30 -   0.40      0.32
Options exercised..........................         --         (1,502)               0.20      0.20
Options canceled...........................         19            (19)      0.20 -   0.30      0.28
                                                ------         ------
Balances, December 31, 1998................        653          1,620       0.20 -   0.40      0.27
Additional shares reserved.................      2,000             --                  --        --
Options granted............................     (1,740)         1,740       0.60 -   3.31      3.63
Options exercised..........................         --         (1,712)      0.20 -   1.65      0.53
Options canceled...........................         81            (81)      0.30 -   1.80      0.86
                                                ------         ------
Balances, December 31, 1999................        994          1,567       0.20 -  33.10      3.69
Additional shares reserved.................      2,856             --                  --        --
Options granted............................     (2,542)         2,542       0.01 -  11.00      3.51
Options exercised..........................         --           (322)      0.20 -   4.50      0.50
Options canceled...........................        309           (309)      0.30 -   9.00      5.22
                                                ------         ------
Balances, December 31, 2000................      1,671          3,479      $0.01 - $11.00     $3.78
                                                ------         ------

     The options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows:

                               OPTIONS CURRENTLY

                         OUTSTANDING
                 ---------------------------
                                 WEIGHTED                               EXERCISABLE
                                  AVERAGE                       ----------------------------
                  NUMBER OF      REMAINING        WEIGHTED                       WEIGHTED
                   SHARES       CONTRACTUAL       AVERAGE         NUMBER         AVERAGE
EXERCISE PRICE   OUTSTANDING   LIFE-IN-YEARS   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
- --------------   -----------   -------------   --------------   -----------   --------------
$0.01 - $ 1.00      384,000        6.79            $0.35           204,000        $0.36
$1.50 - $ 2.00      183,000        8.56            $1.77            52,000        $1.77
$2.88 - $ 3.44    2,225,000        9.80            $3.20           972,000        $2.90
         $4.50      145,000        8.48            $4.50            45,000        $4.50
$7.13 - $ 8.37      140,000        9.30            $7.43             2,000        $7.13
$9.00 - $11.00      402,000        8.91            $9.60           325,000        $9.59
                  ---------                                      ---------
                  3,479,000        9.22                          1,599,000        $3.94
                  =========                                      =========

     At December 31, 1998, 1999 and 2000, options to purchase 775,000, 467,000 and 1,599,000 shares of the Company's common stock, respectively, were exercisable at weighted average exercise prices of $0.24, $6.46 and $3.94 per share, respectively.

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

                                 IMANAGE, INC.

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

  Stock-based Compensation

     The Company has adopted the disclosure only provision of SFAS 123. Had compensation cost been determined for options issued under the Plan, outside the Plan and under the ESPP based on the fair value of the options at the grant date consistent with the provisions of SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                        1998       1999        2000
                                                       -------    -------    --------
Net loss:
  As reported........................................  $(2,840)   $(2,775)   $ (9,114)
                                                       =======    =======    ========
  Pro forma..........................................  $(2,882)   $(3,067)   $(14,239)
                                                       =======    =======    ========
Net loss per share -- basic and diluted as
  reported...........................................  $ (0.38)   $ (0.28)   $  (0.41)
                                                       =======    =======    ========
Net loss per share -- basic and diluted pro-forma....  $ (0.39)   $ (0.31)   $  (0.64)
                                                       =======    =======    ========

     As the provisions of SFAS 123 have only been applied to stock options granted since the Plan's inception in 1997, the impact of the pro forma stock compensation cost will likely continue to increase as the vesting period for the Company's options and the period over which the stock compensation is charged to expense is generally four to five years.

     The estimated weighted average value of options granted under the Plan, during 1998, 1999 and 2000 was $0.06, $1.02 and $3.77 per share, respectively. The value of each is estimated on the date of grant using the

                                 IMANAGE, INC.

minimum value method prior to the effective date of the Company's initial public offering and the Black-Scholes option valuation method thereafter, with the following weighted-average assumptions:

                                                   1998       1999       2000
                                                  -------    -------    -------
Expected life of option.........................  5 years    5 years    5 years
Risk-free interest rate.........................    4.96%      5.68%      6.03%
Dividend yield..................................       0%         0%         0%
Volatility (used in the Black-Scholes model
  after initial public offering)................       --        70%     158.2%

     The estimated weighted-average value of purchase rights granted under the ESPP during 2000 (the year in which the first right grants were made) was $8.18 per share. The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option valuation method, with the following weighted-average assumptions:

                                                                2000
                                                              --------
Expected life of option.....................................  6 months
Risk-free interest rate.....................................     5.85%
Dividend yield..............................................        0%
Volatility..................................................    158.2%

     The aggregate fair value of purchase rights granted in 2000 was $729,000.

  Deferred Stock Compensation

     During 1998 and 1999, the Company issued options to purchase shares of its common stock to certain employees totaling 967,000 and 1.7 million respectively, under the Plan and outside the Plan with weighted average exercise prices of $0.32 and $3.63 per share, respectively, which were below the deemed fair value of the Company's common stock at the date of grant. The weighted average deemed fair value of the underlying common stock was $1.47 and $7.02 in 1998 and 1999, respectively. In accordance with the requirements of APB 25, the Company has recorded deferred stock based compensation for the difference between the exercise price of the stock options and the deemed fair value of the Company's stock at the date of grant. This deferred compensation is amortized to expense over the period during which the Company's right to repurchase the stock lapses or options become exercisable, generally four or five years consistent with the method described in FASB Interpretation No. 28. At December 31, 2000, the Company had recorded deferred compensation related to these options in an amount of $10.2 million, of which $866,000, $3.4 million and $2.3 million had been amortized to expense during 1998, 1999 and 2000, respectively.

  Deferred Non-Employee Stock-Based Compensation

     In November 1997, the Company granted 165,000 options to purchase common stock at an exercise price of $0.20 per share to various non-employee engineers for consulting services, when the deemed fair market value of the Company's common stock was $1.26 per share. Approximately 40,000 of these options were 100% vested upon grant and were valued at $47,000 using the Black-Scholes pricing model with the following assumptions: 10 year term, 55% volatility, 5.73% discount rate and 0% dividend rate. This $47,000 was expensed immediately as these options related to services provided prior to the grant date. The remaining options were 50% vested at the grant date with the other 50% vesting monthly over the next two years. Accordingly, these shares were valued under the Black-Scholes pricing model with the same assumptions as those above at $146,000, which was amortized in accordance with the vesting terms. Subsequent to the initial valuation, these remaining options have been accounted for under variable accounting, which requires that the fair value of the options be remeasured at each balance sheet date using the Black-Scholes pricing model. An

                                 IMANAGE, INC.

additional $11,000 and $4,000 in stock-based compensation has been recorded in 1998 and 1999, respectively, related to these options.

     In 1998, the Company granted approximately 76,000 options to purchase common stock at exercise prices ranging between $0.30 and $0.40 per share to various non-employee engineers for consulting services, when the deemed fair market value of the Company's common stock ranged from $1.30 to $1.90 per share. Approximately 51,000 of these options were 100% vested upon grant and were valued at a total of $89,000 using the Black-Scholes pricing model with the following assumptions: 5 to 10 year terms, 55% volatility, 5.73% discount rate and 0% dividend rate. This $88,000 was expensed immediately as these options related to services provided prior to the grant date. The remaining options were 50% vested at the grant date with the other 50% vesting monthly over the next two years. Accordingly, these shares were valued under the Black-Scholes pricing model with the same assumptions as those above. Subsequent to the initial valuation, these remaining options have been accounted for under variable accounting, which requires their fair value to be remeasured at each balance sheet date using the Black-Scholes pricing model. Stock-based compensation of $24,000 was recorded in 1999 related to these options.

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

INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as followed (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       2000
                                                           -------    -------
Net operating loss carryforwards.........................  $ 1,620    $ 1,668
Depreciation.............................................       99        337
Allowance for doubtful accounts..........................       75         83
Accrued liabilities......................................      248        803
Research and development credit..........................      195        512
                                                           -------    -------
Total deferred tax assets................................  $ 2,237    $ 3,403
Less valuation allowance.................................   (2,237)    (3,403)
                                                           -------    -------
Net deferred tax asset...................................  $    --    $    --
                                                           =======    =======

     The valuation allowance increased by $1.0 million, $495,000 and $1.2 million for 1998, 1999 and 2000, respectively.

     Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

                                 IMANAGE, INC.

     The principal items accounting for the difference between income tax provision at the U.S. statutory rate and the provision for income taxes reflected in the statement of operations are as follows:

                                                              1998    1999    2000
                                                              ----    ----    ----
Federal statutory rate......................................    34%    34%     34%
State taxes.................................................     5      5       5
Tax credits.................................................     5      5      --
Amortization................................................    --     --     (17)
Other.......................................................     4      4      (1)
Deferred compensation.......................................  (122)   (44)     (8)
Net operating losses and tax credits, not benefited.........   (36)    --     (13)
                                                              ----    ---     ---
                                                                --%     4%     --%
                                                              ====    ===     ===

     At December 31, 2000, the Company has federal and state net operating loss carryforwards of approximately $5.1 million and $3.9 million for federal and state tax purposes available to reduce future taxable income. Deferred tax assets and the related valuation allowance include approximately $500,000 related to certain U.S. operating loss carryforwards resulting from the exercise of stock options, the tax benefit, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of its income tax provision.

     These carryforwards expire 2003 to 2020. In addition, the Company has research and development tax credit carryforwards of approximately $350,000 for federal income tax purposes and $245,000 for Illinois purposes at December 31, 2000, which expire in 2013 to 2020.

     Pursuant to the provisions of Section 382 of the Internal Revenue Code, utilization of the net operating losses are subject to annual limitations due to a greater than 50% change in the ownership of the Company which occurred during 1998, 1999 and 2000.

RELATED PARTY TRANSACTIONS

     In 1995 and 1996, the Company borrowed a total of $29,000 from one of its stockholders for working capital purposes at a 10% interest rate and received advances from another stockholder totaling $50,000. Such notes and advances and the related accrued interest were repaid $10,000 in 1997 and $69,000 in 1998.

     One of the founders and shareholders of the Company is the owner of a consulting company, which subleased space to the Company and provided other services including accounting and payroll assistance and employee recruitment in 1998, 1999 and 2000. In addition, the Company reimbursed the consulting company for certain travel expenses and janitorial services incurred on its behalf and for the use of certain assets in 1998, 1999 and 2000. In 1999 and 2000, the Company subleased office space to this consulting company. Additionally, the Company hired certain of the consulting company's consultants to provide software development services in 1999 and 2000.

     Amounts included in net loss which were paid, received or due to or from this related party are as follows (in thousands):

                                                              1998    1999    2000
                                                              ----    ----    ----
Sublease rent expense.......................................  $ 54    $ --     --
Sublease rent income........................................    --      85     92
Consulting and other service expense........................   467     757    439

     On April 5, 2000, the Company made a loan to its Chief Financial Officer for $1,000,000. The loan bears interest at 5% per annum and principal and interest were due October 31, 2000. The loan was subsequently

                                 IMANAGE, INC.

amended such that the loan will become due on the earlier of (i) December 31, 2008 or (ii) the date upon which the Chief Financial Officer will have the ability to sell iManage common stock, subject to the Company's trading window and insider trading policy, if applicable, at a price of $20 per share or higher. In the event of a change in control of the Company and a change in the job or a termination in the employment of the Chief Financial Officer the loan will become due in the amount of the lessor of i) $1,000,000 plus accrued interest or ii) the then fair value of the collateral, net of taxes. The loan is collateralized by 165,000 shares of iManage common stock currently beneficially owned by the Chief Financial Officer and any additional shares of iManage common stock that became beneficially owned as a consequence of the exercise of 170,000 common stock options currently held by the Chief Financial Officer. The loan was included within Other Assets.

401(K) PLAN

     The Company sponsors an employee savings and retirement plan intended to qualify under section 401(k) of the Internal Revenue Code. Eligible employees, at least 21 years old and having completed 1 hour of service, may contribute up to 20% of eligible compensation, subject to annual limitations, and are fully vested in their own contributions. The Company made matching contributions of 25% up to the first 6% of the employees' salary, which is contributed and vests ratably over a four-year period, of $141,000 in 2000.

                                                                     SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                             ADDITIONS
                                              BALANCE AT     CHARGED TO
                                             BEGINNING OF    COSTS AND                    BALANCE AT
                DESCRIPTION                     PERIOD        EXPENSES     DEDUCTIONS    END OF PERIOD
                -----------                  ------------    ----------    ----------    -------------
Allowance for doubtful accounts:
  Year Ended December 31, 1998.............     $   75         $  100         $--           $  175
  Year Ended December 31, 1999.............        175             40          80              135
  Year Ended December 31, 2000.............        135            164          51              248
Allowance for sales returns:
  Year Ended December 31, 1998.............         40            122          87               75
  Year Ended December 31, 1999.............         75              2          --               77
  Year Ended December 31, 2000.............         77            100          43              134
Deferred tax valuation allowance:
  Year Ended December 31, 1998.............        711          1,031          --            1,742
  Year Ended December 31, 1999.............      1,742            495          --            2,237
  Year Ended December 31, 2000.............      2,237          1,166          --            3,403

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, County of Santa Clara, State of California, on the second day of April, 2001.

                                          iMANAGE, INC.

                                          By:     /s/ MAHMOOD PANJWANI
                                            ------------------------------------
                                                      Mahmood Panjwani
                                             President, Chief Executive Officer
                                                             and
                                                   Chairman of the Board

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
               /s/ MAHMOOD PANJWANI                     President, Chief Executive      April 2, 2001
- ---------------------------------------------------               Officer
                 Mahmood Panjwani                        and Chairman of the Board
                                                       (Principal Executive Officer)

                 /s/ MARK CULHANE                         Chief Financial Officer       April 2, 2001
- ---------------------------------------------------      and Secretary (Principal
                   Mark Culhane                                  Financial
                                                          and Accounting Officer)

                /s/ RAFIQ MOHAMMADI                      Chief Technology Officer,      March 30, 2001
- ---------------------------------------------------     Vice President, Engineering
                  Rafiq Mohammadi                              and Director

                  /s/ MARK PERRY                                 Director               March 31, 2001
- ---------------------------------------------------
                    Mark Perry

                  /s/ MOEZ VIRANI                                Director               March 30, 2001
- ---------------------------------------------------
                    Moez Virani

               /s/ DUWAYNE PETERSON                              Director               March 30, 2001
- ---------------------------------------------------
                 Duwayne Peterson

               *By /s/ MARK CULHANE                                                     April 2, 2001
  -----------------------------------------------
                   Mark Culhane
                 Attorney-in-Fact

                                 IMANAGE, INC.

                                    EXHIBITS
                                            TO
                                  FORM 10-K ANNUAL REPORT
                           FOR THE YEAR ENDED DECEMBER 31, 2000

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
- -------                     -----------------------
 2.1*     Agreement and Plan of Reorganization, dated as of April 11,
          2000 by and among iManage, Inc., a Delaware corporation,
          NetRight Technologies, Inc., a Delaware corporation and a
          wholly-owned subsidiary of iManage, Inc., and ThoughtStar,
          Inc., a Delaware corporation.
 3.1**    Restated Certificate of Incorporation of iManage, Inc.
 3.2**    Amended and Restated Bylaws of iManage, Inc.
 4.1      Amended and Restated Rights Agreement as of May 5, 2000.
10.1**    Form of Indemnification Agreement for directors and
          executive officers.
10.2**    1997 Stock Option Plan and forms of Incentive Stock Option
          Agreement and Nonstatutory Stock Option Agreement
          thereunder.
10.3**    1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.
10.4**    Loan and Security Agreement dated March 31, 1999 between
          Silicon Valley Bank and the Company.
10.5      Loan Modification Agreement dated March 30, 2001 between
          Silicon Valley Bank and the Company.
10.6***   Office Lease for 2121 S. El Camino Real, San Mateo,
          California between Cornerstone Properties I, LLC and the
          Company dated November 30, 1998, as amended to date.
10.7**    Office Building Lease for 55 East Monroe Street between TST
          55 East Monroe, LLC and the Company dated January 1999, as amended to date.
10.8**    Sublease between the Company and Q-Image Corporation dated
          December 5, 1998.
10.9      Employment Agreement, dated July 2, 1998, between iManage,
          Inc. and Owen Carton
10.10     Employment Agreement, dated September 25, 1998, between
          iManage, Inc. and Mark Culhane.
10.11     Employment Agreement, dated May 4, 1999, between iManage,
          Inc. and Philip B. Uchno.
10.12     Employment Agreement, dated September 7, 2000, between
          iManage, Inc. and Joseph Campbell.
10.13     Secured Promissory Note dated April 5, 2000 by Mark Culhane to iManage, Inc.
10.14     Stock Pledge Agreement dated April 5, 2000 by and between
          Mark Culhane, the Culhane Family Revocable Trust and
          iManage, Inc.
21        Subsidiaries of iManage, Inc.
23.1      Consent of Independent Accountants.
24.1      Power of Attorney (see signature page).

- ---------------
*   Filed with the Registrant's Report on Form 8-K for June 21, 2000.

** Filed with the Registrant's Registration Statement on Form S-1 (File No. 333-86353) on September 1, 1999, as amended

*** Filed with the Registrant's Report on Form 10-K for the year ended December
    31, 1999.