Form 10-K405/A
period 2000-12-31
IMANAGE INC
filed 2001-04-19
CIK 1093242

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                AMENDMENT NO. 1
                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 IMANAGE, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                                AMENDMENT NO. 1

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

                                     PART I

ITEM 1. BUSINESS

     Certain statements contained in this Annual Report on Form 10-K/A that are not purely historical statements are forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These forward-looking statements, containing words such as "believes", "expects," "intends," "plan" and similar words and phrases, involve risks and uncertainties. Actual results could vary materially from those expressed in the statements. Readers are referred to the "Factors That May Impact Future Results" section contained in this Annual Report on Form 10-K, which identifies some of the important factors or events that could cause actual results or performances to differ materially from those contained in the forward-looking statements.

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

                                 IMANAGE, INC.

     Activity under the Plan does not include options to purchase 180,000 shares of common stock granted outside the plan in 1998 and is as follows (in thousands, except per share data):

                                                               OUTSTANDING OPTIONS
                                                                                             WEIGHTED
                                                SHARES                                       AVERAGE
                                             AVAILABLE FOR    NUMBER OF       EXERCISE       EXERCISE
                                                 GRANT         SHARES          PRICE          PRICE
                                             -------------    ---------    --------------    --------
Balances, December 31, 1997................      1,201          2,174               $0.20     $0.20
Additional shares reserved.................        400             --                  --        --
Options granted............................       (967)           967      $0.30 -   0.40      0.32
Options exercised..........................         --         (1,502)               0.20      0.20
Options canceled...........................         19            (19)      0.20 -   0.30      0.28
                                                ------         ------
Balances, December 31, 1998................        653          1,620       0.20 -   0.40      0.27
Additional shares reserved.................      2,000             --                  --        --
Options granted............................     (1,740)         1,740       0.60 -   3.31      3.63
Options exercised..........................         --         (1,712)      0.20 -   1.65      0.53
Options canceled...........................         81            (81)      0.30 -   1.80      0.86
                                                ------         ------
Balances, December 31, 1999................        994          1,567       0.20 -  33.10      3.69
Additional shares reserved.................      2,856             --                  --        --
Options granted............................     (2,542)         2,542       0.01 -  11.00      3.51
Options exercised..........................         --           (321)      0.20 -   4.50      0.50
Options canceled...........................        309           (309)      0.30 -   9.00      5.22
                                                ------         ------
Balances, December 31, 2000................      1,617          3,479      $0.01 - $11.00     $3.78
                                                ------         ------

     The options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows:

                               OPTIONS CURRENTLY

                         OUTSTANDING
                 ---------------------------
                                 WEIGHTED                               EXERCISABLE
                                  AVERAGE                       ----------------------------
                  NUMBER OF      REMAINING        WEIGHTED                       WEIGHTED
                   SHARES       CONTRACTUAL       AVERAGE         NUMBER         AVERAGE
EXERCISE PRICE   OUTSTANDING   LIFE-IN-YEARS   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
--------------   -----------   -------------   --------------   -----------   --------------
$0.01 - $ 1.00      384,000        6.79            $0.35           204,000        $0.36
$1.50 - $ 2.00      183,000        8.56            $1.77            52,000        $1.77
$2.88 - $ 3.44    2,225,000        9.80            $3.20           972,000        $2.90
         $4.50      145,000        8.48            $4.50            45,000        $4.50
$7.13 - $ 8.37      140,000        9.30            $7.43             2,000        $7.13
$9.00 - $11.00      402,000        8.91            $9.60           324,000        $9.59
                  ---------                                      ---------
                  3,479,000        9.22                          1,599,000        $3.94
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

                                 IMANAGE, INC.

     The principal items accounting for the difference between income tax provision at the U.S. statutory rate and the provision for income taxes reflected in the statement of operations are as follows:

                                                              1998    1999    2000
                                                              ----    ----    ----
Federal statutory rate......................................    34%    34%     34%
State taxes.................................................     5      5       5
Tax credits.................................................     5      5      --
Amortization................................................    --     --     (17)
Other.......................................................     4      4      (1)
Deferred compensation.......................................   (12)   (44)     (8)
Net operating losses and tax credits, not benefited.........   (36)    --     (13)
                                                              ----    ---     ---
                                                                --%     4%     --%
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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
               /s/ MAHMOOD PANJWANI                     President, Chief Executive      April 2, 2001
---------------------------------------------------               Officer
                 Mahmood Panjwani                        and Chairman of the Board
                                                       (Principal Executive Officer)

                 /s/ MARK CULHANE                         Chief Financial Officer       April 2, 2001
---------------------------------------------------      and Secretary (Principal
                   Mark Culhane                                  Financial
                                                          and Accounting Officer)

                /s/ RAFIQ MOHAMMADI                      Chief Technology Officer,      March 30, 2001
---------------------------------------------------     Vice President, Engineering
                  Rafiq Mohammadi                              and Director

                  /s/ MARK PERRY                                 Director               March 31, 2001
---------------------------------------------------
                    Mark Perry

                  /s/ MOEZ VIRANI                                Director               March 30, 2001
---------------------------------------------------
                    Moez Virani

               /s/ DUWAYNE PETERSON                              Director               March 30, 2001
---------------------------------------------------
                 Duwayne Peterson

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

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
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