Form 10-Q
period 2001-03-31
IMANAGE INC
filed 2001-05-15
CIK 1093242

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 2001 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ________________


                         COMMISSION FILE NUMBER 0-28041

                                ----------------


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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


   At May 11, there were 23,322,939 shares of the registrant's common stock, $.001 par value, outstanding.

================================================================================
                                  iMANAGE, INC.

                                Table of Contents

    PART I         FINANCIAL INFORMATION

    Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets:

                  December 31, 2000 and March 31, 2001..............................................    3

               Condensed Consolidated Statements of Operations and Other Comprehensive Loss:

                  Three Months Ended March 31, 2000 and March 31, 2001..............................    4

               Condensed Consolidated Statements of Cash Flows:

                  Three Months Ended March 31, 2000 and March 31, 2001..............................    5

               Notes to Condensed Consolidated Financial Statements.................................    6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    7

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................   18

    Item 6.  Exhibits and Reports on Form 8-K.......................................................   19

    SIGNATURES......................................................................................   20


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  iMANAGE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,     MARCH 31,
                                                                    2000           2001
                                                                  --------       --------
                                                                                (UNAUDITED)
                                       ASSETS
 Current assets:
    Cash and cash equivalents ..............................      $ 24,056       $ 20,831
    Short-term investments .................................        11,640         15,729
    Trade accounts receivable, net .........................        10,655          9,847
    Other current assets ...................................         2,041          2,553
                                                                  --------       --------
             Total current assets ..........................        48,392         48,960
 Property and equipment, net ...............................         3,568          3,416
 Long-term investments .....................................         6,090          4,170
 Goodwill and other intangible assets ......................        12,509         10,388
 Other assets ..............................................         2,788          2,287
                                                                  --------       --------
             Total assets ..................................      $ 73,347       $ 69,221
                                                                  ========       ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable .......................................      $    279       $    721
    Accrued liabilities ....................................         4,001          3,386
    Bank lines of credit, current portion ..................         4,083          4,291
    Deferred revenue .......................................         8,902          9,366
                                                                  --------       --------
             Total current liabilities .....................        17,265         17,764
 Bank lines of credit, less current portion ................         2,345          1,970
                                                                  --------       --------
             Total liabilities .............................        19,610         19,734
                                                                  --------       --------
 Commitments
 Stockholders' Equity:
    Common stock and additional paid-in capital ............        74,565         74,842
    Deferred stock-based compensation ......................        (1,285)          (876)
    Notes receivable for common stock ......................          (490)          (490)
    Accumulated other comprehensive income .................            28            100
    Accumulated deficit ....................................       (19,081)       (24,089)
                                                                  --------       --------
             Total stockholders' equity ....................        53,737         49,487
                                                                  --------       --------
             Total liabilities and stockholders' equity ....      $ 73,347       $ 69,221
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

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                         2000           2001
                                                                       --------       --------
Revenues:
    Licenses ....................................................      $  5,410       $  5,787
    Support and services ........................................         1,772          2,875
                                                                       --------       --------
            Total revenues ......................................         7,182          8,662
                                                                       --------       --------
Cost of revenues:
    Licenses ....................................................           280            291
    Support and services (inclusive of stock-based compensation expense of $46 and $8 for the three months ended
       March 31, 2000 and 2001, respectively) ...................         1,048          1,335
                                                                       --------       --------
            Total cost of revenues ..............................         1,328          1,626
                                                                       --------       --------
Gross profit ....................................................         5,854          7,036
                                                                       --------       --------
Operating expenses:
    Sales and marketing (inclusive of stock-based compensation expense of $482 and $85 for the three months ended
       March 31, 2000 and 2001, respectively) ...................         3,984          6,472

    Research and development (inclusive of stock-based
       compensation expense of $152 and $103 for the three months
       ended March 31, 2000 and 2001, respectively)..............         1,674          2,722

    General and administrative (inclusive of stock-based
       compensation expense of $119 and $56 for the three months
       ended March 31, 2000 and 2001, respectively) .............           957          1,148

    Amortization of goodwill and other intangibles ..............            --          2,121
                                                                       --------       --------
            Total operating expenses ............................         6,615         12,463
                                                                       --------       --------
Loss from operations ............................................          (761)        (5,427)
Interest income .................................................           788            589
Interest expense ................................................           (52)          (140)
                                                                       --------       --------
Loss before provision for income taxes ..........................           (25)        (4,978)
Provision for income taxes ......................................           (23)           (30)
                                                                       --------       --------
Net loss ........................................................      $    (48)      $ (5,008)
                                                                       --------       --------
Other comprehensive loss: Unrealized loss on investments ........           (48)            --
                                                                       --------       --------
Comprehensive loss ..............................................      $    (96)      $ (5,008)
                                                                       ========       ========
Net loss per share -- basic and diluted .........................      $  (0.00)      $  (0.22)
                                                                       ========       ========
Shares used in net loss per share -- basic and diluted ..........        21,289         23,071
                                                                       ========       ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                  iMANAGE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                           2000              2001
                                                                        ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .......................................................     $    (48)      $ (5,008)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ................................          262          2,829
      Amortization of deferred stock-based compensation ............          799            252
      Provision for doubtful accounts ..............................           81            200
      Changes in operating assets and liabilities (in 2000, net of effects of acquisitions):
           Trade accounts receivable ...............................       (1,750)           576
           Other current assets ....................................         (299)          (512)
           Other assets ............................................         (242)           297
           Accounts payable ........................................       (1,156)           441
           Accrued liabilities .....................................          561           (615)
           Deferred revenue ........................................          316            464
                                                                         --------       --------
               Net cash used in operating activities ...............       (1,476)        (1,076)
                                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ............................         (797)          (352)
    Purchases of investments .......................................      (11,746)       (11,722)
    Sale of investments ............................................           --          9,658
                                                                         --------       --------
               Net cash used in investing activities ...............      (12,543)        (2,416)
                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of equipment line of credit ..........................          (28)          (167)
    Repayment of note receivable for common stock ..................           10             --
    Issuance of common stock, net ..................................           30            434
    Payment for additional initial public offering expenses ........          (89)            --
                                                                         --------       --------
               Net cash provided by (used in) financing activities..          (77)           267
                                                                         --------       --------
    Net decrease in cash and cash equivalents ......................      (14,096)        (3,225)
    Cash and cash equivalents at beginning of period ...............       47,985         24,056
                                                                         --------       --------
    Cash and cash equivalents at end of period .....................     $ 33,889       $ 20,831
                                                                         ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest .........................................     $     52       $     57
                                                                         ========       ========
    Cash paid for income taxes .....................................     $     23       $     65
                                                                         ========       ========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
    Revaluation of investments gain (loss) .........................     $    (48)      $    105
                                                                         ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  iMANAGE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

   The condensed consolidated financial statements have been prepared by iManage, Inc., a Delaware company, (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   The balance sheet as of December 31, 2000 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in our Annual Report on Form 10-K.

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

NET LOSS PER SHARE

   The following table presents information necessary to reconcile basic and diluted net loss per common and common equivalent share (in thousands):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 ------------------------
                                                   2000           2001
                                                 --------       --------
 Net loss .................................      $    (48)      $ (5,008)
 Weighted average shares outstanding ......        21,289         23,071
                                                 --------       --------
 Net loss per share -- basic and diluted...      $  (0.00)      $  (0.22)
                                                 ========       ========
 Anti-Dilutive Securities:
     Options to purchase common stock......         1,469          3,159
     Common stock subject to repurchase....           655            181
                                                 --------       --------
                                                    2,124          3,340
                                                 ========       ========


   The weighted average exercise price of stock options outstanding was $3.69 and $3.82 as of March 31, 2000 and 2001, respectively. The weighted average repurchase price of unvested stock was $0.72 and $0.49 as of March 31, 2000 and 2001, respectively.

LINE OF CREDIT AGREEMENT

   In March 2001, the Company renegotiated the lines of credit agreements, comprised of a revolving line of credit and an equipment line of credit. The line of credit agreement is collateralized by substantially all of the Company's assets, intangible assets and intellectual property and requires various covenants that are discussed in liquidity and capital resources section of this 10-Q on page 11.

   The revolving line of credit, as amended, provides for borrowings of up to $4.0 million, which can be used at the discretion of the Company through March 31, 2002. Borrowings bear interest at prime plus 0.25% and are due at March 31, 2002. At March 31, 2001, $3.0 million was drawn against this facility.

   The equipment line of credit, as amended, bears interest at prime plus 0.50% and provides for borrowings of up to $4.0 million to finance the Company's purchases of property and equipment. At March 31, 2001, $3.4 million had been drawn against this facility. Principal repayment began in March 2000 and continues through February 2004 in monthly installments of principal and interest. In the quarters ended March 31, 2000 and 2001, the Company repaid $28,000 and $167,000 of principal, respectively.

RELATED PARTY TRANSACTIONS

   One of the founders and principal stockholders of the Company is the owner of a consulting company that subleased space from the Company and provided other services including consulting and employee recruitment in 2000 and 2001. In addition, the Company reimbursed the consulting company for certain travel expenses and other services incurred on its behalf and for the use of certain assets in 2000 and 2001.

   Amounts included in net loss which were paid or received from this related party are as follows (in thousands):

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                       2000         2001
                                                      -----        -----
       Sublease rent income......................     $  23        $  23
       Consulting and other service expense......       207           63


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2000 Annual Report on Form 10K and our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Factors That May Impact Future Results" and the risks discussed in our other SEC filings, including our 2000 Annual Report on Form 10-K filed with the SEC.

OVERVIEW

   We supply e-business software that provides a robust platform and applications for enterprises to conduct business critical collaboration work across the value chain of customers, suppliers and business partners. We believe we are a leading provider of e-business content and collaboration software, based on the number of customers we serve and the features our software provides. Since 1996, we have licensed our products to over 850 customers for use by over 200,000 end users.

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

   In April 2001,we announced the introduction of the iManage WorkSite(TM) product suite, which is intended to replace and enhance our current infoCommerce products. The iManage WorkSite product suite will consist of server products, Web-based application components and several desktop application modules. The modular product design will enable enterprises to configure a comprehensive solution that will facilitate timely, accurate decision-making across the extended enterprise value chain of partners, suppliers and customers. As an integrated one-stop solution, iManage WorkSite will combine content management, collaboration, portal, and business process automation to drive new business efficiencies.

   The desktop applications provide content management functionality, and incorporate the principal features previously found in our infoRite and infoLook applications. The Web-based application components are comprised of:
WorkDocs(TM), WorkTeam(TM), WorkPortal(TM) and WorkRoute(TM). WorkDocs is a browser-based client that provides content management functionality through the Web, and incorporates some of the features previously in our infoLink application. WorkTeam is a browser-based client that incorporates collaborative tools, such as discussion threads and calendaring, previously found in our infoLink application. WorkPortal is a Web-based component that, together with compatible connectors developed with third party software vendors, enables multiple data sources to be aggregated and centrally presented in a Web page customized for individual users. WorkRoute is a Web-based component that will provide business process automation functionality through an integration with an iManage technology partner.

   Currently, our WorkSite server products and applications support only Windows-based operating systems. We expect to deliver these server and application products to customers by June 30, 2001. In addition, in the second quarter of 2001, we expect to make available for general commercial release a Java-based WorkSite server that will support Windows, Solaris and Linux operating environments. The Web-based application components incorporating the features of WorkDocs, WorkTeam, Work Portal and WorkRoute for the Java-based WorkSite Server are expected to be available for general commercial release in the third quarter of 2001.

   Through March 31, 2001, substantially all of our revenues were derived from licenses of the infoCommerce suite of applications and related services. Our license revenues are generally based on the number of users and servers and can be licensed on either a perpetual or subscription license basis. Support and services revenues consist of customer support, training and consulting. Customers who license our products generally purchase support contracts, which are billed on a subscription basis typically covering a 12-month period. Training services are billed on a per student or per class session basis and consulting is customarily billed at a fixed daily rate plus our out-of-pocket expenses.

   We market our software and services primarily through our direct sales organization, resellers and system integrators in Canada, the United Kingdom, France, Germany and the United States, and through distributors in Australia and New Zealand. Revenues from the iManage suite of applications and related services to customers outside the United States, Canada and United Kingdom have been immaterial to date.

   Through 1997, we recognized revenues based on the American Institute of Certified Public Accountants Statement of Position 91-1. Commencing in 1998, we began recognizing revenues based on the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, as amended by Statements of Position 98-4 and 98-9. Further implementation guidelines relating to these standards may result in unanticipated changes in our revenue recognition practices, and these changes could affect our future revenues and earnings. Effective January 1, 2000 we applied the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

   We recognize license revenues upon shipment of a product master if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is reasonably assured, product returns can be reasonably estimated and, if applicable, acceptance criteria have been met. Under a subscription licensing model, the customer licenses the product generally for one-year subscription periods under an arrangement that includes customer support and software updates during the term of the license. Revenues associated with this software product and related services are recognized ratably over the applicable license period. Provisions for estimated warranty costs and sale returns are recorded at the time of shipment.

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

   In connection with the granting of stock options to our employees and consultants, we have recorded deferred stock-based compensation totaling approximately $11.4 million through March 31, 2001, of which approximately $876,000 remains to be amortized. This amount represents the difference between the exercise price and the estimated fair value of our common stock on the date these stock options were granted. This amount is included as part of stockholders' equity and is being amortized by charges to the appropriate operating expense classification over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. We recognized stock-based compensation expense of approximately $1.1 million in 1998, $3.6 million in 1999, $2.1 million in 2000 and $252,000 in the first quarter of 2001, which includes stock-based compensation expense amounts for services provided before the grant date of the options. Future compensation expense from options granted through March 31, 2001 is estimated to be approximately $993,000 for the remainder of 2001, $247,000 for 2002 and $45,000 for 2003.

   We anticipate that our operating expenses will increase substantially as we intend to continue to invest heavily in the expansion of our sales, marketing and support organizations to build an infrastructure to support our long-term growth strategy. The number of our full-time employees increased from 144 as of March 31, 2000 to 227 as of March 31, 2001. We will seek to hire additional employees in the future. As a result of investments relating to the expansion of our business, we have incurred net losses in each quarter since inception and, as of March 31, 2001, had an accumulated deficit of $24.1 million. To achieve profitability, we will have to increase our total revenues significantly. We cannot assure you that we will ever attain or maintain profitability.

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

REVENUES

                            THREE MONTHS ENDED
                                  MARCH 31,
                            -------------------         %
                             2000        2001        CHANGE
                            ------      ------       ------
                              (IN THOUSANDS)
  License ................  $5,410      $5,787         7.0%
  Support and services....   1,772       2,875        62.2%
                            ------      ------
        Total revenues      $7,182      $8,662        20.6%
                            ======      ======

Sources of revenue as a percent of
total revenue

                              THREE MONTHS ENDED
                                  MARCH 31,
                              -----------------
                              2000        2001
                              ----       -----
  License                     75.3%      66.8%
  Support and services        24.7%      33.2%


   License Revenues. Our license revenues increased $377,000, or 7.0%, for the three months ended March 31, 2001 as compared to the corresponding period in 2000. The increase in our license revenue was primarily due to increased market acceptance of the iManage suite of products.

   Support and Services Revenues. Costs of support and services revenues increased $1.1 million or 62.2% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. Support and services revenues consisted primarily of customer support and, to a lesser extent, training and consulting services, associated with the increasing license revenues during this period. The increase in support and services revenues for the above period reflects the increasing customer installation base of our iManage suite of products.

COST OF REVENUES

                                     THREE MONTHS ENDED
                                          MARCH 31,
                                     ------------------        %
                                      2000        2001      CHANGE
                                     ------      ------     ------
                                      (IN THOUSANDS)
           License                   $  280      $  291       3.9%
           Support and services       1,048       1,335      27.4%


Cost of revenues as a percent of
related revenue

                                     THREE MONTHS ENDED
                                         MARCH 31,
                                     ------------------
                                      2000        2001
                                     ------      ------
           License                     5.2%        5.0%
           Support and services       59.1%       46.4%



   Cost of License Revenues. Cost of license revenues increased $11,000, or 3.9%, for the three months ended March 31, 2001 as compared to the corresponding period in 2000. This increase is primarily due to the costs associated with royalties due third parties on a limited percentage of our licensed revenue

   Cost of Support and Services Revenues. Our cost of support and services revenues increased $287,000, or 27.4%, for the three months ended March 31, 2001, as compared to the same period in 2000, which is primarily due to the increase in personnel related expenses from increases in technical support, professional services personnel and training personnel. The cost of support and service revenues as a percent of related revenue decreased by 12.7%, for the three months ended March 31, 2001, as compared to the same period in 2000, primarily due to the increased revenue of our support organization as a result of our growing installed base of customers.

OPERATING EXPENSES, INTEREST INCOME AND TAXES

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                        ------------------         %
                                         2000        2001        CHANGE
                                        ------      ------       ------
                                          (IN THOUSANDS)

 Sales and marketing                     $3,984      $6,472        62.4%
 Research and development                 1,674       2,722        62.6%
 General and administrative                 957       1,148        20.0%
 Net interest income                        736         449       (39.0)%
 Provision for income taxes                  23          30        30.4%
 Amortization of goodwill and other          --       2,121        --
 intangibles

Operating expenses as a percent of
total revenues


                                        THREE MONTHS ENDED
                                            MARCH 31,
                                        -------------------
                                         2000        2001
                                        ------      ------
 Sales and marketing                     55.5%       74.7%
 Research and development                23.3%       31.4%
 General and administrative              13.3%       13.3%
 Net interest income, net of other       10.2%        5.2%
   expense
 Provision for income taxes                --          --
 Amortization of goodwill and other        --        24.5%
   intangibles


   Sales and Marketing. Sales and marketing expenses increased $2.5 million, or 62.4%, for the three months ended March 31, 2001 as compared to the corresponding period in 2000. This increase primarily reflected investments in our sales and marketing infrastructure, which included an increase of $1.9 million related to significant personnel related expenses including salaries, benefits and commissions, recruiting fees, and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. Sales and marketing employees totaled 52 as of March 31, 2000, and 105 as of March 31, 2001, representing an increase of 101.9%. The increase in sales and marketing expense also reflected an increase of $198,000 in travel and entertainment expenses, $408,000 in public relations and trade show expense and $241,000 due to additional facility and overhead expense. The increase in sales and marketing expense was partially offset by the decrease in stock-based compensation of $397,000.

   Research and Development. Research and development expenses increased $1.0 million, or 62.6%, for the three ended March 31, 2001 as compared to the corresponding period in 2000. This increase was primarily related to increased personnel costs resulting from an increase in wage rates, benefits and the number of software developers and quality assurance personnel and third-party consultants to support our product development and testing activities related to the development of the iManage suite of products. Personnel related expenses increased $763,000 for the three months ended March 31, 2001 as compared to the corresponding period in 2000. Our research and development employees totaled 44 as of March 31, 2000, and 73 as of March 31, 2001, representing an increase of 65.9%. The increase is also due to additional facility and overhead expenses of $145,000.

   General and Administrative. General and administrative expenses increased $191,000, or 20.0%, for the three months ended March 31, 2001 as compared to the corresponding period in 2000. This increase was primarily the result of increased personnel costs of $342,000 resulting from additional finance, executive and administrative personnel. Our general and administrative employees totaled 22 as of March 31, 2000, and 30 as of March 31, 2001, representing an increase of 36.4%. The increase in general and administrative expense was partially offset by the decrease in stock-based compensation of $63,000.

   Net Interest Income. Net interest income decreased $287,000, or (39.0%), for the three months ended March 31, 2001 as compared to the corresponding period in 2000, reflecting lower invested cash balances as a result of the use of cash primarily for the planned investments in sales and marketing and research and development and the acquisition of Thoughtstar, Inc. on June 21, 2000.

   Provision for Income Taxes. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable and the change during the period in deferred tax assets and liabilities. The provision for income taxes recorded in 2000 and 2001 related primarily to federal and state alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

   In November 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $41.2 million. Prior to the offering, we had funded our operations primarily through sales of convertible preferred stock, resulting in net proceeds of $10.9 million through September 30, 1999. To a lesser extent, we have financed our operations through lending arrangements. As of March 31, 2001 we had cash, cash equivalents and marketable securities of approximately $40.7 million.

   Net cash used in operating activities was $1.5 million and $1.1 million for the three months ended March 31, 2000 and 2001, respectively. Cash used in operating activities for the three months ended March 31, 2000 was primarily the result of increased receivables and other assets and decreased payables which were partially offset by the non-cash charges related to the amortization of stock-based compensation and the increase in accrued liabilities and deferred revenue. Cash used in operating activities for the three months ended March 31, 2001 was primarily the result of funding ongoing losses which were partially offset by the non-cash charges related to depreciation and amortization and the net changes in operating assets and liabilities.

   Net cash used in investing activities was $12.5 million and $2.4 million for the three months ended March 31, 2000 and 2001, respectively. Cash used for investing activities is primarily the result of purchases of property and equipment and the purchase of short-term and long-term investments. We finance the acquisition of property and equipment primarily through a line of credit. Our property and equipment largely consists of computer hardware and software and furniture and fixtures for our increasing employee base as well as for our management information systems.

   Net cash used in financing activities was $77,000 for the three months ended March 31, 2000 primarily due to the payment of additional public offering expenses. Net cash provided by financing activities was $267,000 for the three months ended March 31, 2001 primarily due to the cash receipts related to the issuance of common stock partially offset by the repayments of principal on the equipment line of credit.

   As of March 31, 2001 we had a revolving line of credit with a bank for $4.0 million, which bears interest at the lending bank's prime rate plus 0.25%. Borrowings were limited to the lesser of 80% of eligible accounts receivable or $4.0 million and were collateralized by substantially all of our assets. As of March 31, 2001, we borrowed approximately $3.0 million. In addition, as of March 31, 2001, we had an equipment line of credit with a bank for $4.0 million, which bears interest at the lending bank's prime rate plus 0.5%. As of March 31, 2001, we had $3.3 million outstanding under the equipment line of credit.

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

We have an accumulated deficit of approximately $24.1 million as of March 31, 2001 and may not be able to achieve profitability.

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

   For the three months ended March 31, 2000 and 2001, we derived substantially all of our license revenues from the sale of licenses for our iManage infoCommerce Server, iManage infoRite, iManage infoLook and iManage infoLink products. In April 2001, we announced the iManage WorkSite product suite, which is intended to replace and enhance our infoCommerce product suite. We currently expect to continue to derive a majority of our license revenues from these products. If the market does not continue to accept our products, our revenues will decline significantly and this could negatively affect our operating results. Factors that may affect the market acceptance of these products include the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control.

If we do not expand sales of our products to customers other than law firms, particularly to large multi-national corporations, we may not be able to grow our revenues consistent with past growth rates and our operating results will suffer.

   We derived 87.0% and 90.9% of our total license revenues for the three months ended March 31, 2000 and 2001, respectively, from the sale of licenses to law firms and professional service firms. We do not expect to see any significant growth in these markets; therefore, our future success is substantially dependent on our ability to sell a significant number of licenses to customers in other businesses, particularly large multi-national corporations. To sell a significant number of licenses to these businesses, we must devote time and resources to train our sales employees to work in industries outside law firms and professional service firms. We may not be successful in our efforts. Unlike law firms and professional service organizations, customers in other industries, including large multi-national corporations, may not require or perceive the value of our content and collaboration software platform and applications. If we cannot license our products to customers in other industries, our business could be significantly adversely affected.

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

   Our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results. Customers often view the purchase of our products as a significant and strategic decision, and this decision typically involves a considerable commitment of resources and is influenced by the customers' budget cycles. Selling our products also requires us to educate potential customers on their use and benefits because our e-business content and collaboration software is a new category of product. As a result, our products have a lengthy sales cycle, which has historically ranged from approximately two to nine months. We are finding that the sales cycle in the multi-national corporate market is lengthier than in our traditional legal and professional services market. Thus, as we enter the multi-national corporation market our sales cycle will increase.

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

Declining economic conditions could negatively impact our sales and profits.

   Our revenue growth and profitability depend significantly on the overall demand for e-business content and collaboration software platforms and applications. Declining economic conditions, including a possible recession, may in the future result in cutbacks by our customers in their purchases of software such as ours, longer sales cycles and price competition. If the current economic slowdown continues, the effects of the slow down on our products could adversely affect our growth rate, business, results of operations and financial condition.

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

   Currently, our WorkSite server products and applications support only Windows-based operating systems. We expect to deliver these server and application products to customers by June 30, 2001. In addition, in the third quarter of 2001 we expect to make available for general commercial release a Java-based WorkSite server that will support Windows, Solaris and Linux operating environments. A modular application incorporating the features of WorkDocs, WorkTeam, Work Portal and WorkRoute is expected to be developed for the Java-based WorkSite Server, and available for general commercial release in the third quarter of 2001. Delays in introducing these products would have a material adverse effect on our business and financial condition.

   In addition, while our current product offerings have the ability to manage many types of content, such as graphics, video, text, audio and data, we are dependent upon third parties to develop additional interfaces that will enable the deposit of other types of structured relational data, particularly data generated by enterprise resource planning systems, into our server products. These third parties may not be able to develop these technologies, and we may therefore not be able to continue to offer a comprehensive e-business content and collaboration software solution. Our failure to offer a comprehensive solution would seriously harm our business.

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

   Currently, our WorkSite server products and applications support only Windows-based operating systems. We expect to develop and introduce server and application products capable of supporting the Windows, Solaris and Linux operating environments. If other platforms become more widely used, we could be required to convert our server application products to those platforms. We may not succeed in these efforts, and even if we do, potential customers may not choose to license our product.

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

   We rely on software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. For example, we license Application Builder from Autonomy, Inc., we license Search `97(R) from Verity, Inc. and we license Outside In Viewer Technology(R) and Outside In HTML Export(R) from IntraNet Solutions Corporation. The functionality of our products therefore depends on our ability to integrate these third-party technologies into our products. Furthermore, we may license additional software from third parties in the future to add functionality to our products. If our efforts to integrate this third-party software into our products are not successful, our customers may not license our products and our business will suffer.

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

   Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our limited resources. We have grown from 144 employees at March 31, 2000 to 227 employees at March 31, 2001. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among our executive, research and development, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could seriously harm our business and operating results.

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

   -  unanticipated costs associated with the acquisition; and

   -  diversion of management's attention from our other business concerns.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We develop products in the United States and market our products in North America, and to a lesser extent in Europe and Asia/Pacific regions. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because substantially all of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments, including money market funds and commercial paper, and long-term investments which mature from one to three years. Our interest expense is also sensitive to changes in the general level of U.S. interest rates because the interest rate charged varies with the prime rate. Due to the nature of our investments, we believe that there is not a material risk exposure.

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

   We maintain an investment portfolio of various issues, types and maturities. Our investment portfolio consists of both fixed and variable rate financial investments. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could seriously harm the fair value of our investment portfolio. Currently, we do not hedge these interest rate exposures. The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

                                2001         2002        2003       TOTAL
                               ------       -----       -----      -------
   Corporate notes .......     $9,181       8,137       2,081      $19,399
                               ======       =====       =====      =======
   Average interest rate..       7.30%       7.34%       7.50%        7.34%
                               ======       =====       =====      =======
   Government agencies....     $  500          --          --      $   500
                               ======       =====       =====      =======
   Average interest rate..       5.82%         --          --         5.82%
                               ======       =====       =====      =======

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       See Index to Exhibits on page 21 hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

   (b) Reports on Form 8-K

       None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, County of San Mateo, State of California, on the 15th day of May 2001.

                                        iMANAGE, INC.

                                        By: /s/  MAHMOOD  PANJWANI
                                           ----------------------
                                           Mahmood Panjwani
                                           President and Chief Executive Officer
                                  iMANAGE, INC.

                                    EXHIBITS
                                       TO
                           FORM 10-Q QUARTERLY REPORT
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2001

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

     10.6*     Office Building Lease for 55 East Monroe Street between TST 55
               East Monroe, LLC and the Company dated January 1999, as amended to date.

     10.7*     Sublease between the Company and Q-Image Corporation dated
               December 5, 1998.

     10.8      March 30, 2001 Amendment of Silicon Valley Bank under Loan and
               Security Agreement dated March 31, 1999.



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