Form 10-Q
period 2001-06-30
IMANAGE INC
filed 2001-08-14
CIK 1093242

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

                 For the Quarterly Period Ended June 30, 2001 or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At August 10, 2001 there were 23,458,298 shares of the registrant's common stock, $.001 par value, outstanding.

================================================================================
                                  iMANAGE, INC.

                                Table of Contents

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets:
                June 30, 2001 and December 31, 2000................................................. 3
           Condensed Consolidated Statements of Operations and Other Comprehensive Loss:
                Three and Six Months Ended June 30, 2001 and June 30, 2000.......................... 4
           Condensed Consolidated Statements of Cash Flows:
                Six Months Ended June 30, 2001 and June 30, 2000.................................... 5
           Notes to Condensed Consolidated Financial Statements..................................... 6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...... 8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................19

PART II OTHER INFORMATION

Item 1.  Legal Proceeding...........................................................................20
Item 4.  Submission of Matters to a Vote of Security Holders........................................20
Item 6.  Exhibits and Reports on Form 8-K...........................................................20
SIGNATURE...........................................................................................21

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  iMANAGE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                    JUNE 30,     DECEMBER 31,
                                                                      2001           2000
                                                                    --------       --------
                                                                   (UNAUDITED)

                                     ASSETS
Current assets:
    Cash and cash equivalents ................................      $ 16,456       $ 24,056
    Short-term investments ...................................        16,755         11,640
    Trade accounts receivable, net ...........................         8,514         10,655
    Other current assets .....................................         2,632          2,041
                                                                    --------       --------
             Total current assets ............................        44,357         48,392
 Property and equipment, net .................................         3,289          3,568
 Long-term investments .......................................         8,236          6,090
 Goodwill and other intangible assets ........................         8,302         12,509
 Other assets ................................................         1,987          2,788
                                                                    --------       --------
             Total assets ....................................      $ 66,171       $ 73,347
                                                                    ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable .........................................      $  1,156       $    279
    Accrued liabilities ......................................         3,708          4,001
    Bank lines of credit, current portion ....................         4,239          4,083
    Deferred revenue .........................................        10,217          8,902
                                                                    --------       --------
             Total current liabilities .......................        19,320         17,265
 Bank lines of credit, less current portion ..................         1,714          2,345
                                                                    --------       --------
             Total liabilities ...............................        21,034         19,610
                                                                    --------       --------
Contingencies
Stockholders' Equity:
    Common stock and additional paid-in capital ..............        75,870         74,565
    Deferred stock-based compensation ........................        (1,106)        (1,285)
    Notes receivable for common stock ........................          (408)          (490)
    Accumulated other comprehensive income ...................            48             28
    Accumulated deficit ......................................       (29,267)       (19,081)
                                                                    --------       --------
             Total stockholders' equity ......................        45,137         53,737
                                                                    --------       --------
             Total liabilities and stockholders' equity ......      $ 66,171       $ 73,347
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

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                            OTHER COMPREHENSIVE LOSS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                JUNE 30,                      JUNE 30,
                                                                        -----------------------       -----------------------
                                                                          2001           2000           2001          2000
                                                                        --------       --------       --------       --------
Revenues:
    Licenses .....................................................      $  6,309       $  6,307       $ 12,096       $ 11,717
    Support and services .........................................         3,513          2,132          6,388          3,904
                                                                        --------       --------       --------       --------
            Total revenues .......................................         9,822          8,439         18,484         15,621
                                                                        --------       --------       --------       --------
Cost of revenues:
    Licenses .....................................................           307            326            598            606
    Support and services (inclusive of stock-based compensation expense of $15 and $45 for the three months ended June
    30, 2001 and 2000, respectively, and $23 and $91 for the six
    months ended June 30, 2001 and 2000, respectively) ...........         1,531          1,169          2,866          2,216
                                                                        --------       --------       --------       --------
            Total cost of revenues ...............................         1,838          1,495          3,464          2,822
                                                                        --------       --------       --------       --------
Gross profit .....................................................         7,984          6,944         15,020         12,799
                                                                        --------       --------       --------       --------
Operating expenses:
    Sales and marketing (inclusive of stock-based compensation expense of $479 and $361 for the three months ended June
    30, 2001 and 2000, respectively, and $564 and $843 for the six
    months ended June 30, 2001 and 2000, respectively) ...........         7,551          4,495         14,023          8,479
    Research and development (inclusive of stock-based
    compensation expense of $154 and $143 for the three months ended June 30, 2001 and 2000, respectively, and $257 and
    $295 for the six months ended June 30, 2001 and 2000,
    respectively) ................................................         2,816          1,925          5,538          3,600
    General and administrative (inclusive of stock-based
    compensation expense of $30 and $106 for the three months
    ended June 30, 2001 and 2000, respectively, and $86 and
    $225 for the six months ended June 30, 2001 and 2000,
    respectively) ................................................         1,068          1,088          2,216          2,045
    Amortization of goodwill and other intangibles ...............         2,139            210          4,260            210
                                                                        --------       --------       --------       --------
            Total operating expenses .............................        13,574          7,718         26,037         14,334
                                                                        --------       --------       --------       --------
Loss from operations .............................................        (5,590)          (774)       (11,017)        (1,535)
Interest income ..................................................           546            774          1,135          1,562
Interest expense .................................................           (57)           (48)          (163)          (100)
Other income (expense) ...........................................           (47)            16            (81)            16
                                                                        --------       --------       --------       --------
Loss before provision for income taxes ...........................        (5,148)           (32)       (10,126)           (57)
Provision for income taxes .......................................            30             45             60             68
                                                                        --------       --------       --------       --------
Net loss .........................................................        (5,178)           (77)       (10,186)          (125)
Other comprehensive income (loss):
                                                                        --------       --------       --------       --------
Comprehensive loss ...............................................      $ (5,230)      $    (50)      $(10,166)      $   (146)
                                                                        ========       ========       ========       ========
   Unrealized gain/(loss) on investments .........................           (26)            27             80            (21)
   Unrealized gain/(loss) on foreign exchange rates ..............           (26)            --            (60)            --

Net loss per share -- basic and diluted ..........................      $  (0.22)      $  (0.00)      $  (0.44)      $  (0.01)
                                                                        ========       ========       ========       ========
Shares used in net loss per share -- basic and diluted ...........        23,263         21,550         23,174         21,430
                                                                        ========       ========       ========       ========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  iMANAGE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                                     2001           2000
                                                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ................................................................................      $(10,186)      $   (125)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization .........................................................         1,026            575
      Amortization of goodwill and other intangibles ........................................         4,260            210
      Amortization of deferred stock-based compensation .....................................           980          1,454
      Provision for doubtful accounts .......................................................            51            205
      Changes in operating assets and liabilities (in 2000 net of effects of acquisitions):
           Trade accounts receivable ........................................................         2,030         (2,849)
           Other current assets .............................................................          (591)          --
           Other assets .....................................................................           801         (1,750)
           Accounts payable .................................................................           877         (1,142)
           Accrued liabilities ..............................................................          (293)         1,346
           Deferred revenue .................................................................         1,315            322
                                                                                                   --------       --------
               Net cash provided by (used in) operating activities ..........................           270         (1,754)
                                                                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .....................................................          (747)        (1,447)
    Purchases of investments ................................................................       (25,491)       (12,664)
    Maturities and sales of investments .....................................................        18,310           --
    Acquisition of business, net of cash acquired ...........................................          --           (5,925)
                                                                                                   --------       --------
               Net cash used in investing activities ........................................        (7,928)       (20,036)
                                                                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of bank line of credit ........................................................        (6,475)          (111)
    Proceeds from bank line of credit .......................................................         6,000          3,179
    Repayment of notes receivable from stockholders .........................................            32             92
    Purchases of common stock ...............................................................           (13)          --
    Payment for additional initial public offering expenses .................................          --              (93)
    Issuance of common stock, net ...........................................................           514             67
                                                                                                   --------       --------
               Net cash provided by financing activities ....................................            58          3,134
                                                                                                   --------       --------
    Net decrease in cash and cash equivalents ...............................................        (7,600)       (18,656)
    Cash and cash equivalents at beginning of period ........................................        24,056         47,985
                                                                                                   --------       --------
    Cash and cash equivalents at end of period ..............................................      $ 16,456       $ 29,329
                                                                                                   ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest ..................................................................      $    163       $    100
                                                                                                   ========       ========
    Cash paid for income taxes ..............................................................      $     60       $     25
                                                                                                   ========       ========
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
    Issuance of common stock for business acquisition .......................................      $     53       $ 11,036
                                                                                                   ========       ========
    Deferred stock-based compensation .......................................................      $  1,000       $    982
                                                                                                   ========       ========
    Unrealized gain (loss) on investments ...................................................      $     80       $    (21)
                                                                                                   ========       ========
    Unrealized loss on foreign exchange rates ...............................................      $    (60)      $   --
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

NET LOSS PER SHARE

     The following table presents information necessary to reconcile basic and diluted net loss per common share (in thousands):

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                   -----------------------       -----------------------
                                                     2001           2000           2001           2000
                                                   --------       --------       --------       --------
Net loss ....................................      $ (5,178)      $    (77)      $(10,186)      $   (125)
Weighted average shares outstanding .........        23,263         21,550         23,174         21,430
Net loss per share -- basic and diluted .....      $  (0.22)      $  (0.00)      $  (0.44)      $  (0.01)
                                                   ========       ========       ========       ========
Anti-Dilutive Securities:
    Options to purchase common stock ........         4,826          1,918          4,826          1,918
    Common stock subject to repurchase ......           106            485            106            485
                                                   --------       --------       --------       --------
                                                      4,932          2,403          4,932          2,403
                                                   ========       ========       ========       ========


     The weighted average exercise price of stock options outstanding was $3.29 and $4.88 as of June 30, 2001 and 2000, respectively. The weighted average repurchase price of unvested stock was $0.55 and $0.67 as of June 30, 2001 and 2000, respectively.

LINE OF CREDIT AGREEMENTS

     In March 2001, the Company renegotiated the lines of credit agreements, comprised of a revolving line of credit and an equipment line of credit. The line of credit agreements are collateralized by substantially all of the Company's assets, intangible assets and intellectual property and contain various covenants that are discussed in liquidity and capital resources section of this form 10-Q on page 12.

     The revolving line of credit, as amended, provides for borrowings of up to $4.0 million, which can be used at the discretion of the Company through March 31, 2002. Borrowings bear interest at prime plus 0.25% and are due at March 31, 2002. At June 30, 2001, $3.0 million was drawn against this facility.

     The equipment line of credit, as amended, bears interest at prime plus 0.50% and provides for borrowings of up to $4.0 million to finance the Company's purchases of property and equipment. At June 30, 2001, $3.0 million had been drawn against this facility. Principal repayment began in March 2000 and continues through February 2004 in monthly installments of principal and interest. In the quarters ended June 30, 2001 and 2000, the Company repaid $475,000 and $111,000 of principal, respectively.

CONTINGENCIES

     Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The Company is aware of at least two such complaints, Deutsche v. iManage, Inc. et al., No. 01 GV 6277 (S.D.N.Y. July 11, 2001), and Wan v. iManage, Inc. et al. (S.D.N.Y. July 26, 2001). The complaints are brought purportedly on behalf of all persons who purchased the Company's common stock from November 17, 1999 through December 6, 2000. The complaints name as defendants the Company and certain of its officers and/or directors; and several investment banking firms that served as underwriters of the Company's initial public offering. The complaints allege liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) the underwriters has arranged for certain customers to purchase additional shares in the aftermarket at pre-determined prices. The Company is aware that similar allegations have been made in lawsuits challenging over 140 other initial public offerings conducted in 1999 and 2000. No specific damages are claimed. The Company believes that the allegations against it and its officers/directors are without merit, and intends to contest them vigorously.

     There can be no assurance that the lawsuits will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or SFAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000 requiring the Company to adopt SFAS 133 in the first quarter of 2001. The Company does not currently hold derivative instruments or engage in hedging activities. The Company adopted SFAS 133 in the current fiscal year. There was no material effect on the Company's operating results as a consequence of this adoption.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on our financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

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

     Amounts included in net loss which were paid to or received from this related party are as follows (in thousands):

                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                 ------------------   ----------------
                                                  2001      2000       2001     2000
                                                 ------    ------     ------   ------
Sublease rent income ........................      $ 20      $ 23       $ 43     $ 46
Consulting and other service expense ........        33        72         96      279

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2000 Annual Report on Form 10-K and our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Factors That May Impact Future Results" and the risks discussed in our other SEC filings, including our 2000 Annual Report on Form 10-K filed with the SEC.

OVERVIEW

     We supply e-business software that provides a robust platform and applications for enterprises to conduct business critical collaboration work across the value chain of customers, suppliers and business partners. We believe we are a leading provider of e-business content and collaboration software, based on the number of customers we serve and the features our software provides. Since 1996, we have licensed our products to over 920 customers for use by over 200,000 end users.

     We were incorporated in October 1995 and commenced operations shortly after that time. During the period October 1995 through September 1996 we were a development stage company and had no revenues. Our operating activities during this period related primarily to developing our product, building our corporate infrastructure and raising capital. In October 1996, we released the first version of our iManage infoCommerce Server and iManage infoRite, and in June 1997, we began shipping iManage infoLink. We began shipping our iManage infoLook in August 1999. Several enhancements of our software platform and applications have been made since they were first released and shipped. We generally release enhanced versions of our software platform and applications on an annual basis.

     In April 2001, we announced the introduction of the iManage WorkSite(TM) product suite, which is intended to replace and enhance our current infoCommerce products. The iManage WorkSite product suite will consist of server products, Web-based application components and several desktop application modules. The modular product design will enable enterprises to configure a comprehensive solution that will facilitate timely, accurate decision-making across the extended enterprise value chain of partners, suppliers and customers. As an integrated one-stop solution, iManage WorkSite will combine content management, collaboration, portal, and business process automation to drive new business efficiencies.

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

     Our WorkSite server products and applications, which currently support only Windows-based operating systems, became available in June 2001. In addition, we have developed a Java-based WorkSite server that will support Windows, Solaris and Linux operating environments. The Java-based WorkSite server and compatible Web-based application components are expected to be available for general commercial release in the third quarter of 2001.

     Through June 30, 2001, substantially all of our revenues were derived from licenses of the infoCommerce suite of applications and related services. Our license revenues are generally based on the number of users and servers and can be licensed on either a perpetual or subscription license basis. Support and services revenues consist of customer support, training and consulting. Customers who license our products generally purchase support contracts, which are billed on a subscription basis typically covering a 12-month period. Training services are billed on a per student or per class session basis and consulting is customarily billed at a fixed daily rate plus our out-of-pocket expenses.

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

     We recognize revenues based on the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, as amended by Statements of Position 98-4 and 98-9. Further implementation guidelines relating to these standards may result in unanticipated changes in our revenue recognition practices, and these changes could affect our future revenues and earnings. Effective January 1, 2000 we applied the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

     We recognize license revenues upon shipment of a product master if a signed contract exists, the fee is fixed or determinable, collection of resulting receivables is reasonably assured, product returns can be reasonably estimated and, if applicable, acceptance criteria have been met. Under a subscription licensing model, the customer licenses the product generally for one-year subscription periods under an arrangement that includes customer support and software updates during the term of the license. Revenues associated with this software product and related services are recognized ratably over the applicable license period. Provisions for estimated warranty costs and sale returns are recorded at the time of shipment.

     For contracts with multiple obligations, for example, support and other service, we allocate revenues to the undelivered element of the contract using the residual method based on objective evidence of its fair value. This objective evidence is the sales price of the element when sold separately by us or the renewal rate specified in the arrangement for licensing arrangements with terms of greater than one year that include customer support and software updates. We generally do not allow the right of return but have accepted returns in isolated instances when resellers, system integrators and distributors have incorrectly ordered product. We recognize support and services revenues, including amounts allocated from contracts with multiple obligations and for ongoing customer support, ratably over the period of the support contract. Our support and service arrangements entitle customers to telephone support and unspecified upgrades and enhancements. Payments for support and services are generally made in advance and are non-refundable. For revenues allocated to training and consulting services or derived from the separate sales of these services, we recognize revenues as the related services are performed.

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

     In connection with the granting of stock options to our employees and consultants, we have recorded deferred stock-based compensation totaling approximately $12.4 million through June 30, 2001, of which approximately $1,106,000 remains to be amortized. This amount represents the difference between the exercise price and the estimated fair value of our common stock on the date these stock options were granted. This amount is included as part of stockholders' equity and is being amortized by charges to the appropriate operating expense classification over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. We recognized stock-based compensation expense of approximately $2.1 million in 2000 and $930,000 in the first six months of 2001. Future compensation expense from options granted through June 30, 2001 is estimated to be approximately $507,000 for the remainder of 2001, $453,000 for 2002 and $146,000 for 2003.

     We anticipate that our operating expenses will increase substantially as we intend to continue to invest heavily in the expansion of our sales, marketing and support organizations to build an infrastructure to support our long-term growth strategy. The number of our full-time employees increased from 168 as of June 30, 2000 to 232 as of June 30, 2001. We will seek to hire additional employees in the future. As a result of investments relating to the expansion of our business, we have incurred net losses in each quarter since inception and, as of June 30, 2001, had an accumulated deficit of $29.3 million. To achieve profitability, we will have to increase our total revenues significantly. We cannot assure you that we will ever attain or maintain profitability.

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

REVENUES

                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 JUNE 30,            %             JUNE 30,             %
                                         --------------------                --------------------
                                           2001         2000      CHANGE       2001        2000       CHANGE
                                         -------      -------     -------    -------      -------     -------
                                             (IN THOUSANDS)                     (IN THOUSANDS)
License ...........................      $ 6,309      $ 6,307         0.0    $12,096      $11,717         3.2
Support and services ..............        3,513        2,132        64.8      6,388        3,904        63.6
                                         -------      -------                -------      -------
      Total revenues ..............      $ 9,822      $ 8,439        16.4    $18,484      $15,621        18.3
                                         =======      =======                =======      =======

Sources of revenue as a percent of total revenue

                                           2001       2000                     2001       2000
                                           ----       ----                     ----       ----
License ...........................        64.2%      74.7%                    65.4%      75.0%
Support and services ..............        35.8%      25.3%                    34.6%      25.0%


     License Revenues. Our license revenues increased $2,000 or 0.0%, for the three months ended June 30, 2001 and $379,000, or 3.2%, for the six months ended June 30, 2001 as compared to the corresponding periods in 2000. The increase in our license revenue was primarily due to increased market acceptance of the iManage suite of products for the six months ended June 30, 2001.

     Support and Services Revenues. Support and services revenues increased $1.4 million or 64.8% for the three months ended June 30, 2001 and $2.5 million or 63.6% for the six months ended June 30, 2001, as compared to the corresponding periods in 2000. Support and services revenues consisted primarily of customer support and, to a lesser extent, training and consulting services, associated with the license revenues. The increase in support and services revenues for the above period reflects the increasing customer installation base of our iManage suite of products.

COST OF REVENUES

                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 JUNE 30,            %             JUNE 30,             %
                                         --------------------                --------------------
                                           2001         2000      CHANGE       2001        2000       CHANGE
                                         -------      -------     -------    -------      -------     -------
                                             (IN THOUSANDS)                     (IN THOUSANDS)
License ...........................      $  307      $  326        (5.8)      $  598      $  606        (1.3)
Support and services ..............       1,531       1,169        31.0        2,866       2,216        29.3


Cost of revenues as a percent of related revenue

                                           2001       2000                     2001       2000
                                           ----       ----                     ----       ----
License ...........................         4.9%       5.2%                    4.9%       5.2%
Support and services ..............        43.6%      54.8%                   44.9%      56.8%

     Cost of License Revenues. Cost of license revenues decreased $19,000 or 5.8%, for the three months ended June 30, 2001 and $8,000, or 1.3%, for the six months ended June 30, 2001 as compared to the corresponding period in 2000. This decrease is primarily due to the smaller percentage of licenses sold in these periods consisting of third-party royalty bearing products.

     Cost of Support and Services Revenues. Our cost of support and services revenues increased $362,000 or 31.0% for the three months ended June 30, 2001 and $650,000, or 29.3%, for the six months ended June 30, 2001, as compared to the same period in 2000, which is primarily due to the increase in personnel related expenses from increases in technical support, professional services personnel and training personnel. The cost of support and service revenues as a percent of related revenue decreased by 11.2% for the three months ended June 30, 2001 and 11.9%, for the six months ended June 30, 2001, as compared to the same period in 2000. This decrease is primarily due to the economies of scale achieved within our support organization from a larger customer support installed base.

OPERATING EXPENSES, INTEREST INCOME AND TAXES

                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           JUNE 30,               %              JUNE 30,               %
                                                   ------------------------               -----------------------
                                                     2001           2000       CHANGE       2001           2000       CHANGE
                                                   --------       --------    --------    --------       --------    --------
                                                       (IN THOUSANDS)                         (IN THOUSANDS)
Sales and marketing .........................      $  7,551       $  4,495      68.0     $ 14,023       $  8,479        65.4
Research and development ....................         2,816          1,925      46.3        5,538          3,600        53.8
General and administrative ..................         1,068          1,088      (1.8)       2,216          2,045         8.4
Net interest (income) and other expense .....          (442)          (742)    (40.4)        (891)        (1,478)      (39.7)
Provision for income taxes ..................            30             45     (33.3)          60             68       (11.8)
Amortization of goodwill and other
intangibles .................................         2,139            210     918.6        4,260            210     1,928.6


Operating expenses as a percent of
total revenues

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                    -----------------           ----------------
                                                     2001       2000             2001      2000
                                                    ------     ------           ------    ------
Sales and marketing .........................        76.9%      53.3%           75.9%      54.3%
Research and development ....................        28.7%      22.8%           30.0%      23.0%
General and administrative ..................        10.9%      12.9%           12.0%      13.1%
Net interest (income) and other expense .....         4.5%       8.8%            4.8%       9.5%
Provision for income taxes ..................         0.3%       0.5%            0.3%       0.4%
Amortization of goodwill and other
intangibles .................................        21.8%       2.5%           23.0%       1.3%

     Sales and Marketing. Sales and marketing expenses increased $3.1 million or 68.0%, for the three months ended June 30, 2001 and $5.5 million, or 65.4%, for the six months ended June 30, 2001 as compared to the corresponding period in 2000. The increase for the three months ended June 30, 2001 primarily reflected investments in our sales and marketing infrastructure, which included an increase of $1.8 million related to significant personnel related expenses including salaries, benefits and commissions, recruiting fees, and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. Sales and marketing employees totaled 108 as of June 30, 2001, and 62 as of June 30, 2000, representing an increase of 74.2%. The increase for the three months ended June 30, 2001 in sales and marketing expense also reflected an increase of $335,000 in travel and entertainment expenses, $269,000 in public relations and trade show expenses and $252,000 due to additional facility and overhead expense.

     Research and Development. Research and development expenses increased $891,000 or 46.3% for the three months ended June 30, 2001 and $1.9 million, or 53.8%, for the six months ended June 30, 2001 as compared to the corresponding period in 2000. This increase was primarily related to increased personnel costs resulting from an increase in wage rates, benefits and the number of software developers and quality assurance personnel and third-party consultants to support our product development and testing activities related to the development of the iManage suite of products. Personnel related expenses increased $673,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000. Our research and development employees totaled 73 as of June 30, 2001, and 55 as of June 30, 2000, representing an increase of 32.7%. This increase is also due to additional facility and overhead expenses of $218,000.

     General and Administrative. General and administrative expenses decreased $20,000 or 1.8% for the three months ended June 30, 2001 and increased $171,000, or 8.4%, for the six months ended June 30, 2001 as compared to the corresponding periods in 2000. This decrease in the three months period was primarily the result of a decrease in facility and overhead expenses.

     Net Interest Income and Other Expense. Net interest and other expense decreased $300,000 or 40.4%, for the three months ended June 30, 2001 and $587,000, or 39.7%, for the six months ended June 30, 2001 as compared to the corresponding period in 2000, reflecting lower invested cash balances as a result of the use of cash primarily for the planned investments in sales and marketing and research and development and the acquisition of Thoughtstar, Inc. on June 21, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     In November 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $41.2 million. Prior to the offering, we had funded our operations primarily through sales of convertible preferred stock, resulting in net proceeds of $10.9 million through September 30, 1999. To a lesser extent, we have financed our operations through lending arrangements. As of June 30, 2001 we had cash, cash equivalents and marketable securities of approximately $41.4 million.

     Net cash provided by operating activities was $270,000 for the six months ended June 30, 2001 compared to $1.8 million net cash used in operating activities for the six months ended June 30, 2000. Cash provided by operating activities for the six months ended June 30, 2001 was primarily the result of decreased receivables and other assets, increased payables and deferred revenue and the non-cash charges associated with depreciation of fixed assets and amortization of goodwill and stock-based compensation offset by the funding of ongoing losses. Cash used in operating activities for the six months ended June 30, 2000 was primarily the result of increased accounts receivables and other assets and decreased accounts payables partially offset by increased accrued liabilities and the non-cash charges associated with depreciation of fixed assets and amortization of goodwill and stock-based compensation.

     Net cash used in investing activities was $7.9 million and $20.0 million for the six months ended June 30, 2001 and 2000, respectively. Cash used for investing activities was primarily the result of net purchase of short-term and long-term investments, purchases of property and equipment and the acquisition of Thoughtstar, Inc. on June 21, 2000.

     Net cash provided by financing activities was $58,000 and $3.1 million for the six months ended June 30, 2001, and 2000, respectively. Cash provided by financing activities for the first six months ended June 30, 2000 was primarily due to additions to the equipment line of credit.

     As of June 30, 2001 we had a revolving line of credit with a bank for $4.0 million, which bears interest at the lending bank's prime rate plus 0.25%. Borrowings were limited to the lesser of 80% of eligible accounts receivable or $4.0 million and were collateralized by substantially all of our assets. As of June 30, 2001, we borrowed approximately $3.0 million. In addition, as of June 30, 2001, we had an equipment line of credit with a bank for $4.0 million, which bears interest at the lending bank's prime rate plus 0.5%. As of June 30, 2001, we had $3.0 million outstanding under the equipment line of credit.

     In March 2001, we amended both lines of credit covenant restrictions. As amended, the restrictions require us to:

     (a) maintain a monthly quick assets to current liabilities ratio of at least two to one;

     (b)  not incur a cash loss, as defined, in any fiscal quarter greater than:

          $5,000,000 for the quarter ending June 30, 2001;

          $4,500,000 for the quarter ending September 30, 2001;

          $1,500,000 for the quarter ending December 31, 2001; and

          $1,000,000 for the quarter ending March 31, 2002 and thereafter, and

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

     We face significant risks because of our limited operating history, including:

     o we have a limited number of product offerings and will need to continue to successfully introduce new products and enhance our existing product offerings;

     o we need to expand our customer base beyond legal and other professional service firms to include other businesses, particularly extended enterprises and large multi-national corporations, and sell additional licenses and software products to our existing customers; and

     o we need to expand our sales and marketing and customer support organization to focus on a broad range of markets and build strategic relationships with independent software vendors, information technology consultants, systems integrators, original equipment manufacturers and others to increase sales.

     If we do not successfully address any of these and other challenges, our business and operating results will be seriously harmed.

We have an accumulated deficit of approximately $29.3 million as of June 30, 2001 and may not be able to achieve profitability.

     Our failure to significantly increase our total revenues would seriously harm our business and operating results. To increase our revenues, we must incur significant expenses to increase our research and development, sales and marketing and general and administrative resources. If our revenues do not grow to offset these increased expenses, we will not be profitable. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth and our revenues could decline, as was the case in the three months ended September 30, 2000.

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

     Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. As a result, we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicators of our future performance. In the future, our operating results may be below the expectations of securities analysts and investors. Our failure to meet these expectations would likely cause the price of our common stock to decline further. Operating results vary depending on a number of factors, including:

     o    the size, timing, terms and fluctuations of customer orders; and

     o    the timing of the introduction or enhancement of products by us.

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

     We have difficulty in predicting quarterly operating results due to the lack of linearity in bookings and seasonality of software sales.

     Our bookings each quarter tend to be concentrated in the latter portion of each quarter. This lack of visibility makes it difficult for us to predict quarterly operating results. Moreover, this is compounded by our historical experience in the third quarter of lower sales order volume as compared to other quarters.

Our revenues will decline significantly if the market does not continue to accept our iManage suite of products.

     For the six months ended June 30, 2001 and 2000, we derived substantially all of our license revenues from the sale of licenses for our iManage infoCommerce Server, iManage infoRite, iManage infoLook and iManage infoLink products. In April 2001, we announced the iManage WorkSite product suite, which is intended to replace and enhance our infoCommerce product suite. We currently expect to continue to derive a majority of our license revenues from these products. If the market does not continue to accept our products, our revenues will decline significantly and this could negatively affect our operating results. Factors that may affect the market acceptance of these products include the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control.

If we do not expand sales of our products to customers other than law firms, particularly to large multi-national corporations, we may not be able to grow our revenues consistent with past growth rates and our operating results will suffer.

     We derived 82.0% and 79.2% of our total license revenues for the six months ended June 30, 2001 and 2000, respectively, from the sale of licenses to law firms and professional service firms. We do not expect to see any significant growth in these markets; therefore, our future success is substantially dependent on our ability to sell a significant number of licenses to customers in other businesses, particularly large multi-national corporations. To sell a significant number of licenses to these businesses, we must devote time and resources to train our sales employees to work in industries outside law firms and professional service firms. We may not be successful in our efforts. Unlike law firms and professional service organizations, customers in other industries, including large multi-national corporations, may not require or perceive the value of our content and collaboration software platform and applications. If we cannot license our products to customers in other industries, our business could be significantly adversely affected.

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

     Our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results. Customers often view the purchase of our products as a significant and strategic decision, and this decision typically involves a considerable commitment of resources and is influenced by the customers' budget cycles. Selling our products also requires us to educate potential customers on their use and benefits because our e-business content and collaboration software is a new category of product. As a result, our products have a lengthy sales cycle, which has historically ranged from approximately two to nine months. We are finding that the sales cycle in the multi-national corporate market is lengthier than in our traditional legal and professional services market. Thus, as we focus our sales efforts towards multi-national corporations, our sales cycle will increase.

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

     Our WorkSite server products and applications, which currently support only Windows-based operating systems, became available in June 2001. In addition, we have developed a Java-based WorkSite server that will support Windows, Solaris and Linux operating environments. A modular application incorporating the features of WorkDocs, WorkTeam, Work Portal and WorkRoute is expected to be developed for the Java-based WorkSite Server, and available for general commercial release in the third quarter of 2001. Delays in introducing these products would have a material adverse effect on our business and financial condition.

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

     The market for our products is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and changes in customer demands. Our future success will depend to a substantial degree on our ability to offer products and services that incorporate leading technology, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

     o our technology or systems may become obsolete upon the introduction of alternative technologies, such as products that better manage various types of content and enable collaboration; and

     o we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies or service offerings.

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

     Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our products. For example, we may discover that third parties have developed similar or competing technologies to manage, organize and deliver information, and enable collaborative content. As a result, we may be found to infringe on the proprietary rights of others. Furthermore, companies in the software market are increasingly bringing suits that allege infringement of their proprietary rights, particularly patent rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

     o cease using key aspects of our e-business content and collaboration software solution that incorporate the challenged intellectual property;

     o obtain a license from the holder of the infringed intellectual property right; and

     o    redesign some or all of our products to avoid infringing.

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

     Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our limited resources. We have grown to 232 employees at June 30, 2001 from 168 employees at June 30, 2000. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among our executive, research and development, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could seriously harm our business and operating results.

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

     A key component to our business strategy is to expand our existing sales and marketing activities internationally, particularly in Asia, Australia, Europe, New Zealand and the United Kingdom. If our efforts are successful, we will be subject to a number of risks associated with international business activities, including:

     o costs of customizing our products for foreign countries, including localization, translation and conversion to international and other foreign technology standards;

     o compliance with multiple, conflicting and changing governmental laws and regulations, including changes in regulatory requirements that may limit our ability to sell our software in particular countries;

     o import and export restrictions, tariffs and greater difficulty in collecting accounts receivable; and

     o foreign currency-related risks if a significant portion of our revenues become denominated in foreign currencies.

The Thoughtstar acquisition presents risks to our business.

        On June 21, 2000, we completed the acquisition of Thoughtstar, Inc. This acquisition could present the following risks:

      o the failure to realize the synergies and other perceived advantages resulting from the acquisition;

      o    unanticipated costs associated with the acquisition; and

      o    diversion of management's attention from our other business concerns.

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

                                      2001         2002        2003          TOTAL
                                    --------     --------    --------       --------
Corporate notes ..............      $  9,030       10,290       5,171       $ 24,491
                                    ========       ======       =====       ========
Average interest rate ........          7.29%        7.30%       6.27%          7.08%
                                    ========       ======       =====       ========

Government agencies...........      $    500         --          --         $    500
                                    ========       ======       =====       ========
Average interest rate.........          5.82%        --          --          5.82%
                                    ========       ======       =====       ========

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The Company is aware of at least two such complaints, Deutsche v. iManage, Inc. et al., No. 01 GV 6277 (S.D.N.Y. July
11, 2001), and Wan v. iManage, Inc. et al. (S.D.N.Y. July 26, 2001). The complaints are brought purportedly on behalf of all persons who purchased the Company's common stock from November 17, 1999 through December 6, 2000. The complaints name as defendants the Company and certain of its officers and/or directors; and several investment banking firms that served as underwriters of the Company's initial public offering. The complaints allege liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at pre-determined prices. The Company is aware that similar allegations have been made in lawsuits challenging over 140 other initial public offerings conducted in 1999 and 2000. No specific damages are claimed. The Company believes that the allegations against it and its officers/directors are without merit, and intends to contest them vigorously.

     There can be no assurance that these lawsuits will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of stockholders in San Mateo, California on June 14, 2001. Of the 23,320,671 shares outstanding as of the record date, 13,425,120 were present or represented by proxy at the meeting on June 14, 2001. At this meeting the following actions were voted upon:

     a. To elect the following directors to serve for a three-year term until iManage's annual meeting of stockholders in 2004, or until their successors are elected and qualified:

                                       FOR           AGAINST           ABSTAIN
           Mahmood Panjwani         13,405,036       20,084            0
           Thomas L. Thomas         13,411,879       13,241            0


     b. To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2002.

                             FOR                     AGAINST           ABSTAIN
                           13,423,129                750               1,241

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     See Index to Exhibits on page 21 hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

     (b) Reports on Form 8-K

     None

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, County of San Mateo, State of California, on the 14th day of August 2001.

                                    iMANAGE, INC.

                                    By: /s/ MARK A. CULHANE
                                        -------------------------------------
                                        Mark A. Culhane
                                        Chief Financial Officer
                                  iMANAGE, INC.

                                    EXHIBITS
                                       TO

                           FORM 10-Q QUARTERLY REPORT
                              FOR THE QUARTER ENDED
                                  June 30, 2001

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

[TO BE COMPLETED BY PJN]