Form 10-Q
period 2001-09-30
IMANAGE INC
filed 2001-11-14
CIK 1093242

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended September 30, 2001 or


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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At November 12, 2001 there were 23,558,553 shares of the registrant's common stock, $.001 par value, outstanding.

                                  iMANAGE, INC.

                                Table of Contents

PART I FINANCIAL INFORMATION

       Item 1.Financial Statements

               Condensed Consolidated Balance Sheets:
               September 30, 2001 and December 31, 2000 ........................................          3
               Condensed Consolidated Statements of Operations and Comprehensive Loss:
               Three and Nine Months Ended September 30, 2001 and September 30, 2000 ...........          4
               Condensed Consolidated Statements of Cash Flows:
               Nine Months Ended September 30, 2001 and September 30, 2000 .....................          5
               Notes to Condensed Consolidated Financial Statements ............................          6
       Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations       8
       Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................     20
       PART II OTHER INFORMATION
       Item 1.  Legal Proceedings ..................................................................     20
       Item 6.  Exhibits and Reports on Form 8-K ...................................................     21
       SIGNATURES ..................................................................................     22

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  iMANAGE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                           2001            2000
                                                                                      --------------    ----------
                                                                                        (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents ...........................................            $ 18,849             $ 24,056
    Short-term investments ..............................................              15,498               11,640
    Trade accounts receivable, net ......................................               7,507               10,655
    Other current assets ................................................               2,098                2,041
                                                                                     --------             --------
             Total current assets .......................................              43,952               48,392
Property and equipment, net .............................................               2,867                3,568
Long-term investments ...................................................               6,169                6,090
Goodwill and other intangible assets ....................................               6,290               12,509
Other assets ........... ................................................               1,747                2,788
                                                                                     --------             --------
             Total assets ...............................................            $ 61,025             $ 73,347
                                                                                     ========             ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................................            $  1,239             $    279
    Accrued liabilities .................................................               4,963                4,001
    Bank lines of credit, current portion ...............................               4,262                4,083
    Deferred revenue ....................................................              10,014                8,902
                                                                                     --------             --------
             Total current liabilities ..................................              20,478               17,265
Bank lines of credit, less current portion ..............................               1,378                2,345
                                                                                     --------             --------
             Total liabilities ..........................................              21,856               19,610
                                                                                     --------             --------
Contingencies
Stockholders' Equity:
    Common stock and additional paid-in capital .........................              76,375               74,565
    Deferred stock-based compensation ...................................                (810)              (1,285)
    Notes receivable for common stock ...................................                (378)                (490)
    Accumulated other comprehensive income ..............................                 199                   28
    Accumulated deficit .................................................             (36,217)             (19,081)
                                                                                     --------             --------
             Total stockholders' equity .................................              39,169               53,737
                                                                                     --------             --------
             Total liabilities and stockholders' equity .................            $ 61,025             $ 73,347
                                                                                     ========             ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  iMANAGE, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                                                   --------------------    --------------------
                                                                                     2001        2000        2001        2000
                                                                                   --------    --------    --------    --------
Revenues:
    Licenses ...................................................................   $  5,217    $  3,574    $ 17,313    $ 15,291
    Support and services .......................................................      3,896       2,799      10,284       6,703
                                                                                   --------    --------    --------    --------
            Total revenues .....................................................      9,113       6,373      27,597      21,994
                                                                                   --------    --------    --------    --------
Cost of revenues:
    Licenses ...................................................................        361         248         959         854
    Support and services (inclusive of stock-based
    compensation expense of $13 and $21 for the three months
    ended September 30, 2001 and 2000, respectively, and $36 and $112 for the
    nine months ended September 30, 2001 and 2000, respectively) ...............      1,481       1,305       4,347       3,522
                                                                                   --------    --------    --------    --------
            Total cost of revenues .............................................      1,842       1,553       5,306       4,376
                                                                                   --------    --------    --------    --------
Gross profit ...................................................................      7,271       4,820      22,291      17,618
                                                                                   --------    --------    --------    --------
Operating expenses:
    Sales and marketing (inclusive of stock-based compensation expense of $144 and $294 for the three months ended September 30, 2001 and 2000, respectively, and $708 and $1,137 for the nine months ended
    September 30, 2001 and 2000, respectively) .................................      7,430       4,244      21,453      12,722
    Research and development (inclusive of stock-based
    compensation expense of $114 and $209 for the three
    months ended September 30, 2001 and 2000, respectively,
    and $371 and $505 for the nine months ended September 30,
    2001 and 2000, respectively) ...............................................      2,688       2,438       8,226       6,038
    General and administrative (inclusive of stock-based
    compensation expense of $19 and $50 for the three
    months ended September 30, 2001 and 2000, respectively,
    and $105 and $275 for the nine months ended September 30,
    2001 and 2000, respectively) ...............................................      1,186         997       3,402       3,042
    Amortization of goodwill and other intangibles .............................      2,139       2,120       6,399       2,330
    Restructuring ..............................................................      1,194                   1,194
                                                                                   --------    --------    --------    --------
            Total operating expenses ...........................................     14,637       9,799      40,674      24,132
                                                                                   --------    --------    --------    --------
Loss from operations ...........................................................     (7,366)     (4,979)    (18,383)     (6,514)
Interest income ................................................................        484         610       1,619       2,172
Interest expense ...............................................................        (53)        (83)       (216)       (183)
Other income (expense) .........................................................         15         (29)        (66)        (13)
                                                                                   --------    --------    --------    --------
Loss before provision for income taxes .........................................     (6,920)     (4,481)    (17,046)     (4,538)
Provision for (benefit from) income taxes ......................................         30         (48)         90          20
                                                                                   --------    --------    --------    --------
Net loss .......................................................................     (6,950)     (4,433)    (17,136)     (4,558)
Other comprehensive income (loss):
   Unrealized gain on investments ..............................................        127          80         207          40
   Unrealized gain/(loss) on foreign exchange rates ............................         24        (202)        (36)       (141)
                                                                                   --------    --------    --------    --------
Comprehensive loss .............................................................   $ (6,799)   $ (4,555)   $(16,965)   $ (4,659)
                                                                                   ========    ========    ========    ========
Net loss per share -- basic and diluted ........................................   $  (0.30)   $  (0.19)   $  (0.74)   $  (0.21)
                                                                                   ========    ========    ========    ========
Shares used in net loss per share -- basic and diluted .........................     23,412      22,764      23,251      21,859
                                                                                   ========    ========    ========    ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  iMANAGE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                         2001              2000
                                                                                                      ----------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..............................................................................         $(17,136)           $ (4,558)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .......................................................            1,694               1,121
      Amortization of goodwill and other intangibles ......................................            6,399               2,330
      Amortization of deferred stock-based compensation ...................................            1,220               2,029
      Provision for doubtful accounts .....................................................               46                 205
      Restructuring related charges .......................................................            1,194                  --
      Changes in operating assets and liabilities (in 2000 net of effects of acquisitions):
           Trade accounts receivable ......................................................            3,066              (2,211)
           Other current assets ...........................................................             (117)               (574)
           Other assets ...................................................................            1,041              (1,965)
           Accounts payable ...............................................................              960              (1,262)
           Accrued liabilities ............................................................              (82)                397
           Deferred revenue ...............................................................            1,112                (967)
                                                                                                    --------            --------
               Net cash used in operating activities ......................................             (603)             (5,455)
                                                                                                    --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ...................................................             (858)             (2,517)
    Purchases of investments ..............................................................          (14,122)            (26,141)
    Maturities and sales of investments ...................................................           10,392              11,951
    Acquisition of business, net of cash acquired .........................................               --              (6,140)
    Acquisition of technology .............................................................              (75)                 --
                                                                                                    --------            --------
               Net cash used in investing activities ......................................           (4,663)            (22,847)
                                                                                                    --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of bank line of credit ......................................................           (9,788)             (2,278)
    Proceeds from bank line of credit .....................................................            9,000               6,179
    Repayment of notes receivable from stockholders .......................................               37                 290
    Purchases of common stock .............................................................              (13)                 --
    Payment for additional initial public offering expenses ...............................               --                 (93)
    Issuance of common stock, net .........................................................              621                 699
    Issuance of common stock for technology, net ..........................................              202                  --
                                                                                                    --------            --------
               Net cash provided by financing activities ..................................               59               4,797
                                                                                                    --------            --------
    Net decrease in cash and cash equivalents .............................................           (5,207)            (23,505)
    Cash and cash equivalents at beginning of period ......................................           24,056              47,985
                                                                                                    --------            --------
    Cash and cash equivalents at end of period ............................................         $ 18,849            $ 24,480
                                                                                                    ========            ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest ................................................................         $    216            $    183
                                                                                                    ========            ========
    Cash paid for income taxes ............................................................         $     65            $     70
                                                                                                    ========            ========
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
    Issuance of common stock for business acquisition .....................................         $    255            $ 11,036
                                                                                                    ========            ========
    Deferred stock-based compensation .....................................................         $  1,033            $    273
                                                                                                    ========            ========
    Unrealized gain on investments ........................................................         $    207            $     40
                                                                                                    ========            ========
    Unrealized loss on foreign exchange rates .............................................         $    (36)           $   (141)
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

RESTRUCTURING

    In September 2001, the Company implemented a plan to exit the Utah location. The company's restructuring actions consisted primarily of the termination of approximately 20 positions in engineering, sales, marketing, and administration in its Utah location and the exiting related facility. The functions performed by the positions terminated in the Utah facility now have been combined in the Chicago facility. The elimination of these positions was the result of consolidating certain functions and eliminating certain management positions. As a result of the restructuring, the Company has recognized a charge of $1.2 million. The restructuring charge includes: $694,000 for personnel actions of which $486,000 will be paid in the fourth quarter of fiscal 2001 and remaining amount will be paid in fiscal year 2002: $150,000 for the write-off of personnel related goodwill and $93,000 for the write-off of certain fixed assets: and $257,000 related to facility closing costs. The Company expected the remaining accrued amount to be paid out by the end of March 31, 2002. The costs associated with these charges are estimates and actual amounts may differ. Total restructuring expenses accrued at September 30, 2001 was $1,044,000.


NET LOSS PER SHARE

    The following table presents information necessary to reconcile basic and diluted net loss per common share (in thousands):

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                  ----------------------------            ----------------------------
                                                      2001                2000                2001                2000
                                                  --------            --------            --------            --------
Net loss ..............................           $ (6,950)           $ (4,433)           $(17,136)           $ (4,558)
Weighted average shares outstanding ...             23,412              22,764              23,251              21,859
Net loss per share -- basic and diluted           $  (0.30)           $  (0.19)           $  (0.74)           $  (0.21)
                                                  ========            ========            ========            ========
Anti-Dilutive Securities:
    Options to purchase common stock ..              5,133               1,313               5,133               1,313
    Common stock subject to repurchase                  71                 459                  71                 565
                                                  --------            --------            --------            --------
                                                     5,204               1,772               5,204               1,878
                                                  ========            ========            ========            ========

    The weighted average exercise price of stock options outstanding was $3.38 and $4.75 as of September 30, 2001 and 2000, respectively. The weighted average repurchase price of unvested stock was $0.51 and $0.67 as of September 30, 2001 and 2000, respectively.

LINE OF CREDIT AGREEMENTS

    In March 2001, the Company renegotiated the lines of credit agreements, comprised of a revolving line of credit and an equipment line of credit. The line of credit agreements are collateralized by substantially all of the Company's assets, intangible assets and intellectual property and contain various covenants that are discussed in liquidity and capital resources section of this Form 10-Q on page 13.

    The revolving line of credit, as amended, provides for borrowings of up to $4.0 million, which can be used at the discretion of the Company through March 31, 2002. Borrowings bear interest at prime plus 0.25% and are due at March 31, 2002. At September 30, 2001, $3.0 million was drawn against this facility.

    The equipment line of credit, as amended, bears interest at prime plus 0.50% and provides for borrowings of up to $4.0 million to finance the Company's purchases of property and equipment. At September 30, 2001, $2.6 million had been drawn against this facility. Principal repayment began in March 2000 and continues through February 2004 in monthly installments of principal and interest. In the quarters ended September 30, 2001 and 2000, the Company repaid $313,000 and $278,000 of principal, respectively.

CONTINGENCIES

    Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The Company is aware of at least two such complaints, Deutsche v. iManage, Inc. et al., No. 01 GV 6277 (S.D.N.Y. July 11, 2001), and Wan v. iManage, Inc. et al. (S.D.N.Y. July 26, 2001). The complaints are brought purportedly on behalf of all persons who purchased the Company's common stock from November 17, 1999 through December 6, 2000. The complaints name as defendants the Company and certain of its officers and/or directors; and several investment banking firms that served as underwriters of the Company's initial public offering. The complaints allege liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) the underwriters has arranged for certain customers to purchase additional shares in the aftermarket at pre-determined prices. The Company is aware that similar allegations have been made in lawsuits challenging over 200 other initial public offerings conducted in 1999 and 2000. All of these cases have been consolidated for pretrial purposes before the Honorable Judge Shira Scheindlin. The time to respond to the complaints has been stayed pending the Court's decisions regarding coordination of the cases. No specific damages are claimed in the lawsuits involving the Company. The Company believes that the allegations against it and its officers/directors are without merit, and intends to contest them vigorously.

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

    In July 2001, FASB issued Statement of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on our financial statements.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, SFAS 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 will be adopted by the Company in the first quarter of fiscal 2002 and is not expected to have a material impact on its financial statements.

    In October 2001, the FASB issued Statement of Financial Accounting Standard 144, or SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires, among others, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. SFAS 144 will be adopted by the Company in the first quarter of fiscal year 2002 and is not expected to have a significant impact on the Company's financial statements.

RELATED PARTY TRANSACTIONS

    One of the founders and principal stockholders of the Company is the owner of a consulting company that subleased space from the Company and provided other services including consulting and employee recruitment in 2001 and 2000. In addition, the Company reimbursed the consulting company for certain travel expenses and other services incurred on its behalf and for the use of certain assets in 2001 and 2000.

    Amounts included in net loss which were paid to or received from this related party are as follows (in thousands):

                                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                          SEPTEMBER 30,     SEPTEMBER 30,
                                       ---------------    --------------
                                         2001     2000     2001     2000
                                         ----     ----     ----     ----
Sublease rent income ...............     $  7     $ 23     $ 50     $ 69
Consulting and other service expense       33      101      129      380

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

OVERVIEW

    We supply e-business software that provides a robust platform and applications for enterprises to conduct business critical collaboration work across the value chain of customers, suppliers and business partners. We believe we are a leading provider of e-business content and collaboration software, based on the number of customers we serve and the features our software provides. Since 1996, we have licensed our products to almost 1,000 customers for use by over 200,000 end users.

    We were incorporated in October 1995 and commenced operations thereafter. During the period October 1995 through September 1996 we were a development stage company and had no revenues. Our operating activities during this period related primarily to developing our product, building our corporate infrastructure and raising capital. In October 1996, we released the first version of our iManage infoCommerce Server and iManage infoRite. In June 1997 and August 1999 we released iManage infoLink and iManage infoLook, respectively. Several enhancements of our software platform and applications have been made since they were first released. We generally release enhanced versions of our software platform and applications on an annual basis.

    In April 2001, we announced the introduction of the iManage WorkSite(TM) product suite, which has replaced and upgraded our former infoCommerce suite of products. The iManage WorkSite product suite consists of server products, Web-based application components and several desktop application modules. The modular product design enables enterprises to configure a comprehensive solution that facilitate timely, accurate decision-making across the extended enterprise value chain of partners, suppliers and customers. As an integrated one-stop solution, the iManage WorkSite suite combines content management, collaboration, portal, and business process automation to drive new business efficiencies.

    The desktop applications include Desksite(TM), a document management tool, and iManage Mailsite(TM), which offers similar document management featues, but which is also integrated with the Microsft Outlook e-mail product. The Web-based application components are comprised of: WorkDocs(TM), WorkTeam(TM), WorkPortal(TM) and WorkRoute(TM). WorkDocs is a browser-based client that provides content management functionality through the Web, and incorporates some of the features previously in our infoLink application. WorkTeam is a browser-based client that incorporates collaborative tools, such as discussion threads and calendaring, previously found in our infoLink application. WorkPortal is a Web-based component that, together with compatible connectors developed with third party software vendors, enables multiple data sources to be aggregated and centrally presented in a Web page customized for individual users. WorkRoute is a Web-based component that will provide business process automation functionality through an integration with an iManage technology partner.

    Our WorkSite server for Windows-based operating environments, and our compatible applications for this server, became commercially available in June 2001. In addition, a Java-based WorkSite server that will support Windows, Solaris and Linux operating environments, and a compatible version of WorkTeam, will be commercially available in the fourth quarter of 2001.

    For the quarter ended September 30, 2001, substantially all of our revenues were derived from licenses of the WorkSite suite of applications and related services. Our license revenues are generally based on the number of users and servers. All licenses are perpetual in duration and are licensed based on the number of unique users. For a short period of time, the Company adopted a subscription license model - which has been abandoned since the introduction of the WorkSite products. Support and services revenues consist of customer support, training and consulting. Customers who license our products generally purchase support contracts, which are billed on a subscription basis typically covering a 12-month period. Training services are billed on a per student or per class session basis and consulting is customarily billed at a fixed daily rate plus our out-of-pocket expenses.

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

    Our operating expenses are generally classified as sales and marketing, research and development, general and administrative and amortization of goodwill. In September 2001, the Company implemented a restructuring plan to reduce operating costs that is also classified as operating expense. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expense categories, including salaries, employee benefits, incentive compensation, bonuses, travel costs, professional fees, telephone, communication and rent and allocated facilities costs. The sales and marketing category of operating expenses includes additional expenditures specific to the sales group, such as commissions, and expenditures specific to the marketing group, including public relations and advertising, trade shows and marketing collateral materials. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and we have expensed all costs related to internal research and development as we have incurred them.

    In connection with the granting of stock options to our employees and consultants, we have recorded deferred stock-based compensation totaling approximately $12.4 million through September 30, 2001, of which approximately $810,000 remains to be amortized. This amount represents the difference between the exercise price and the estimated fair value of our common stock on the date these stock options were granted. This amount is included as part of stockholders' equity and is being amortized by charges to the appropriate operating expense classification over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. We recognized stock-based compensation expense of approximately $2.1 million in 2000 and $1.2 million in the first nine months of 2001. Future compensation expense from options granted through September 30, 2001 is estimated to be approximately $279,000 for the remainder of 2001, $407,000 for 2002 and $124,000 for 2003.

    Our operating expenses have increased as we continued to invest in the expansion of our sales, marketing and support organizations to build an infrastructure to support our long-term growth strategy. The number of our full-time employees increased from 195 as of September 30, 2000 to 237 as of September 30, 2001. As a result of investments relating to the expansion of our business, we have incurred net losses in each quarter since inception and, as of September 30, 2001, had an accumulated deficit of $36.2 million. To achieve profitability, we will have to increase our total revenues significantly and there is no assurance that we will ever attain or maintain profitability.

    In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful and should not be relied upon as indicative of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth rates. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. We cannot assure you we will be successful in addressing these risks and difficulties.

REVENUES

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                              -------     -------       %      -------     -------      %
                                                                2001      2000       CHANGE      2001        2000     CHANGE
                                                              -------     -------              -------     -------
                                                                 (IN THOUSANDS)                  (IN THOUSANDS)
License .................................................     $ 5,217     $ 3,574      46.0    $17,313     $15,291     13.2
Support and services ....................................       3,896       2,799      39.2     10,284       6,703     53.4
                                                              -------     -------              -------     -------
      Total revenues ....................................     $ 9,113     $ 6,373      43.0    $27,597     $21,994     25.5
                                                              =======     =======              =======     =======

Sources of revenue as a percent of total revenue


                                                                  3 MONTHS ENDING     9 MONTHS ENDING
                                                                  ---------------     ---------------

                                                                    2001     2000     2001     2000
                                                                  -------  -------  -------  ------
                             License.........................      57.2%    56.1%    62.7%    69.5%
                             Support and services............      42.8%    43.9%    37.3%    30.5%

    License Revenues. Our license revenues increased $1.6 million or 46.0%, for the three months ended September 30, 2001 and $2.0 million, or 13.2%, for the nine months ended September 30, 2001 as compared to the corresponding periods in 2000. The increase in our license revenue was primarily due to increased market acceptance of the iManage suite of products for the nine months ended September 30, 2001.

    Support and Services Revenues. Support and services revenues increased $1.1 million or 39.2% for the three months ended September 30, 2001 and $3.6 million or 53.4% for the nine months ended September 30, 2001, as compared to the corresponding periods in 2000. Support and services revenues consisted primarily of customer support and, to a lesser extent, training and consulting services, associated with the license revenues. The increase in support and services revenues for the above period reflects the increasing customer installation base of our iManage suite of products.

COST OF REVENUES

                         THREE MONTHS ENDED              NINE MONTHS ENDED
                            SEPTEMBER 30,                  SEPTEMBER 30,
                         -----------------        %      ----------------      %
                          2001       2000       CHANGE   2001       2000     CHANGE
                          -----      -----       ----    -----      -----     ----
                           (IN THOUSANDS)                 (IN THOUSANDS)
License ............     $  361     $  248       45.6   $  959     $  854     12.3
Support and services      1,481      1,305       13.5    4,347      3,522     23.4

Cost of revenues as a percent of related revenue


                          3 MONTHS ENDING         9 MONTHS ENDING
                          ---------------         ---------------

                           2001        2000        2001        2000
                          ------      ------      ------      ------
License ............        6.9%        6.9%        5.5%        5.6%
Support and services       38.0%       46.6%       42.3%       52.5%

    Cost of License Revenues. Cost of license revenues increased $113,000 or 45.6%, for the three months ended September 30, 2001 and $105,000, or 12.3%, for the nine months ended September 30, 2001 as compared to the corresponding period in 2000. This increase is primarily due to the increase in licensed revenue.

    Cost of Support and Services Revenues. Our cost of support and services revenues increased $176,000 or 13.5% for the three months ended September 30, 2001 and $825,000, or 23.4%, for the nine months ended September 30, 2001, as compared to the same period in 2000, which is primarily due to the increase in personnel related expenses from increases in technical support, professional services personnel and training personnel. The cost of support and service revenues as a percent of related revenue decreased by 8.6% for the three months ended September 30, 2001 and 10.2%, for the nine months ended September 30, 2001, as compared to the same period in 2000. This decrease is primarily due to the economies of scale achieved within our support organization from a larger customer support installed base.

OPERATING EXPENSES, INTEREST INCOME AND TAXES


                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                            ----------------------        %        ----------------------       %
                                             2001           2000       CHANGE       2001           2000       CHANGE
                                            --------      --------     ------      --------      --------     ------
                                                 (IN THOUSANDS)                        (IN THOUSANDS)
Sales and marketing ...................     $  7,430      $  4,244       75.1      $ 21,453      $ 12,722       68.6
Research and development ..............        2,688         2,438       10.3         8,226         6,038       36.2
General and administrative ............        1,186           997       19.0         3,402         3,042       11.8
Net interest (income) and other expense         (446)         (498)     (10.4)       (1,337)       (1,976)     (32.3)
Provision for income taxes ............           30           (48)     (162.5)          90            20      350.0
Amortization of goodwill and other
intangibles ...........................        2,139         2,120        0.9         6,399         2,330      174.6
Restructuring .........................        1,194            --         --         1,194            --         --

Operating Expenses as a Percent of Total Revenues

                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       --------------------            ---------------------
                                                                       2001            2000            2001             2000
                                                                       --------------------            ---------------------
 Sales and marketing..........................................         81.5%           66.6%           77.7%            57.8%
 Research and development.....................................         29.5%           38.3%           29.8%            27.5%
 General and administrative...................................         13.0%           15.6%           12.3%            13.8%
 Net interest (income) and other expense......................          4.9%            7.8%            4.8%             9.0%
 Provision for income taxes...................................          0.3%           (0.8%)           0.3%             0.1%
 Amortization of goodwill and other intangibles...............         23.5%           33.3%           23.2%            10.6%
 Restructuring................................................         13.1%                            4.3%

    Sales and Marketing. Sales and marketing expenses increased $3.2 million or 75.1%, for the three months ended September 30, 2001 and $8.7 million, or 68.6%, for the nine months ended September 30, 2001 as compared to the corresponding period in 2000. The increase for the three months ended September 30, 2001 primarily reflected investments in our sales and marketing infrastructure, which included an increase of $2.3 million related to personnel expenses including salaries, benefits and commissions, recruiting fees, and costs of hiring sales management, sales representatives, sales engineers and marketing personnel. Sales and marketing employees totaled 112 as of September 30, 2001, and 69 as of September 30, 2000, representing an increase of 62.3%. The increase for the three months ended September 30, 2001 in sales and marketing expense also reflected an increase of $310,000 in public relations and trade show expenses, $147,000 in travel and entertainment expenses, and $182,000 due to additional facility and overhead expense. The increase for the nine months ended September 30, 2001 primarily reflected investments in our sales and marketing infrastructure, which included an increase of $5.1 million related to personnel expenses including salaries, benefits and commissions, recruiting fees, and costs of hiring sales management, sales representatives, sales engineers and marketing personnel. The increase for the nine months ended September 30, 2001 in sales and marketing expense also reflected an increase of $559,000 ended in public relations and trade show expenses, $653,000 in travel and entertainment expenses, and $609,000 due to additional facility and overhead expense

    Research and Development. Research and development expenses increased $250,000 or 10.3% for the three months ended September 30, 2001 and $2.2 million, or 36.2%, for the nine months ended September 30, 2001 as compared to the corresponding period in 2000. This increase was primarily related to increased personnel costs resulting from an increase in wage rates, benefits and the number of software developers and quality assurance personnel and third-party consultants to support our product development and testing activities related to the development of the iManage suite of products. Personnel related expenses increased $227,000 for the three months ended September 30, 2001 as compared to the corresponding period in 2000. Personnel related expenses increased $1.7 million for the nine months ended September 30, 2001 as compared to the corresponding period in 2000. Our research and development employees totaled 77 as of September 30, 2001, and 61 as of September 30, 2000, representing an increase of 26.2%..

    General and Administrative. General and administrative expenses increased $189,000 or 19.0% for the three months ended September 30, 2001 and increased $360,000, or 11.8%, for the nine months ended September 30, 2001 as compared to the corresponding periods in 2000. This increase in the three months was primarily the result of increased in facility related costs of $89,000 and personnel related expenses of $45,000. This increase in the nine months period was primarily the result of increased in facility related costs of $243,000.


    Cost of restructuring. In September 2001, the Company implemented a plan to exit the Utah location.. The company's restructuring actions consisted primarily of the termination of approximately 20 positions in engineering, sales, marketing, and administration in its Utah location and the exiting related facility. The functions performed by the positions terminated in the Utah facility now have been combined in the Chicago facility. The elimination of these positions was the result of consolidating certain functions and eliminating certain management positions. As a result of the restructuring, the Company has recognized a charge of $1.2 million. The restructuring charge includes: $694,000 for personnel actions of which $486,000 will be paid in the fourth quarter of fiscal 2001 and remaining amount will be paid in fiscal year 2002: $150,000 for the write-off of personnel related goodwill and $93,000 for the write-off of certain fixed assets: and $257,000 related to facility closing costs. The Company expected the remaining accrued amount to be paid out by the end of March 31, 2002. The costs associated with these charges are estimates and actual amounts may differ. Total restructuring expenses accrued at September 30, 2001 was $1,044,000.

    Net Interest Income and Other Expense. Net interest and other expense decreased $52,000 or 10.4%, for the three months ended September 30, 2001 and $639,000, or 32.3%, for the nine months ended September 30, 2001 as compared to the corresponding period in 2000, reflecting lower invested cash balances as a result of the use of cash primarily for the planned investments in sales and marketing and research and development.

    Provision for Income Taxes. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable and the change during the period in deferred tax assets and liabilities. The provision for income taxes recorded in 2000 and 2001 related primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    In November 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $41.2 million. Prior to the offering, we had funded our operations primarily through sales of convertible preferred stock, resulting in net proceeds of $10.9 million through September 30, 1999. To a lesser extent, we have financed our operations through lending arrangements. As of September 30, 2001 we had cash, cash equivalents and marketable securities of approximately $40.5 million.

    Net cash used in operating activities was $603,000 for the nine months ended September 30, 2001 compared to $5.5 million net cash used in operating activities for the nine months ended September 30, 2000. Cash used in operating activities for the nine months ended September 30, 2001 was primarily the result of funding of ongoing losses offset by decreased receivables, other assets, and accrued liabilities, increased payables, deferred revenue and the non-cash charges associated with depreciation of fixed assets, amortization of goodwill and stock-based compensation. Cash used in operating activities for the nine months ended September 30, 2000 was primarily the result of increased accounts receivables and other assets and decreased accounts payables and deferred revenue partially offset by the non-cash charges associated with depreciation of fixed assets and amortization of goodwill and stock-based compensation.

    Net cash used in investing activities was $4.7 million and $22.8 million for the nine months ended September 30, 2001 and 2000, respectively. Cash used for investing activities was primarily the result of net purchase of short-term and long-term investments, purchases of property and equipment and the acquisition of Thoughtstar, Inc. on June 21, 2000.

    Net cash provided by financing activities was $59,000 and $4.8 million for the nine months ended September 30, 2001, and 2000, respectively. Cash provided by financing activities for the first nine months ended September 30, 2000 was primarily due to proceeds from the bank line of credit and the issuance of common stock partially offset by repayment of the bank line of credit.

    As of September 30, 2001 we had a revolving line of credit with a bank for $4.0 million, which bears interest at the lending bank's prime rate plus 0.25%. Borrowings were limited to the lesser of 80% of eligible accounts receivable or $4.0 million and were collateralized by substantially all of our assets. As of September 30, 2001, we borrowed approximately $3.0 million. In addition, as of September 30, 2001, we had an equipment line of credit with a bank for $4.0 million, which bears interest at the lending bank's prime rate plus 0.5%. As of September 30, 2001, we had $2.6 million outstanding under the equipment line of credit.

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

The cash loss is determined based upon our operating results, excluding charges for certain items such as depreciation and amortization of goodwill.

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

We have an accumulated deficit of approximately $36.2 million as of September 30, 2001 and may not be able to achieve profitability.

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

    For the three months ended September 30, 2001, we derived substantially all of our license revenues from the sale of licenses for our WorkSite suite of products. We currently expect to continue to derive a majority of our license revenues from these products. If the market does not continue to accept our products, our revenues will decline significantly and this could negatively affect our operating results. Factors that may affect the market acceptance of these products include the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control.

If we do not expand sales of our products to customers other than law firms, particularly to large multi-national corporations, we may not be able to grow our revenues consistent with past growth rates and our operating results will suffer.

    We derived 77% and 71% of our total license revenues for the nine months ended September 30, 2001 and 2000, respectively, from the sale of licenses to law firms and professional service firms. We do not expect to see any significant growth in these markets; therefore, our future success is substantially dependent on our ability to sell a significant number of licenses to customers in other businesses, particularly large multi-national corporations. To sell a significant number of licenses to these businesses, we must devote time and resources to train our sales employees to work in industries outside law firms and professional service firms. We may not be successful in our efforts. Unlike law firms and professional service organizations, customers in other industries, including large multi-national corporations, may not require or perceive the value of our content and collaboration software platform and applications. If we cannot license our products to customers in other industries, our business could be significantly adversely affected.

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

    Our WorkSite server for Windows-based operating environments, and our compatible applications for this server, became commercially available in June 2001. In addition, a Java-based WorkSite server that will support Windows, Solaris and Linux operating environments, and a compatible version of WorkTeam, will be commercially available in the fourth quarter of 2001. A modular application incorporating other features is expected to be developed for the Java-based WorkSite Server. Delays in introducing these products would have a material adverse effect on our business and financial condition.

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

    Currently, most of our WorkSite products support Windows, Solaris and Linux operating environments. If other platforms become more widely used, we could be required to convert our server and application products to those platforms. We may not succeed in these efforts, and even if we do, potential customers may not choose to license our product.

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

    Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our limited resources. We have grown to 237 employees at September 30, 2001 from 195 employees at September 30, 2000. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among our executive, research and development, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could seriously harm our business and operating results.

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



                             2001           2002            2003          TOTAL
                          ----------     ----------      ----------     ----------
Corporate notes .....     $    2,504         12,864           5,263     $   20,631
                          ==========     ==========      ==========     ==========
Average interest rate           5.71%          7.25%           6.27%          6.81%
                          ==========     ==========      ==========     ==========
Corporate bonds .....             --     $    1,036              --     $    1,036
                          ==========     ==========      ==========     ==========
Average interest rate             --           7.75%             --           7.75%
                          ==========     ==========      ==========     ==========

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The Company is aware of at least two such complaints, Deutsche v. iManage, Inc. et al., No. 01 GV 6277 (S.D.N.Y. July 11, 2001), and Wan v. iManage, Inc. et al. (S.D.N.Y. July 26, 2001). The complaints are brought purportedly on behalf of all persons who purchased the Company's common stock from November 17, 1999 through December 6,

2000. The complaints name as defendants the Company and certain of its officers and/or directors; and several investment banking firms that served as underwriters of the Company's initial public offering. The complaints allege liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) the underwriters has arranged for certain customers to purchase additional shares in the aftermarket at pre-determined prices. The Company is aware that similar allegations have been made in lawsuits challenging over 200 other initial public offerings conducted in 1999 and 2000. All of these cases have been consolidated for pretrial purposes before the Honorable Judge Shira Scheindlin. The time to respond to the complaints has been stayed pending the Court's decisions regarding coordination of the cases. No specific damages are claimed in the lawsuits involving the Company. The Company believes that the allegations against it and its officers/directors are without merit, and intends to contest them vigorously.

    There can be no assurance that these lawsuits will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    See Index to Exhibits on page 23 hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

    (b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, County of San Mateo, State of California, on the 14th day of November, 2001.

                                     iMANAGE, INC.

                                     By:  /s/ MAHMOOD PANJWANI
                                          --------------------------------------
                                          Mahmood Panjwani
                                          Chief Executive Officer

                                     By:  /s/ BRENT HOGENSON
                                          --------------------------------------
                                          Brent Hogenson
                                          Vice President, Corporate Controller
                                  iMANAGE, INC.

                                    EXHIBITS
                                       TO

                           FORM 10-Q QUARTERLY REPORT
                              FOR THE QUARTER ENDED
                               September 30, 2001

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

     10.6*            Office Building Lease for 55 East Monroe Street between
                      TST 55 East Monroe, LLC and the Company dated January
                      1999, as amended to date.

     10.7*            Sublease between the Company and Q-Image Corporation dated
                      December 5, 1998.

     10.8*****        Loan Modification Agreement dated March 30, 2001 between
                      Silicon Valley Bank and the Company.

*   As filed with iManage, Inc.'s Registration Statement on Form S-1 (File No.
    333-86353) on September 1, 1999, as amended.

**  As filed with iManage, Inc.'s Report on Form 10-K for the year ended
    December 31, 1999.

*** As filed with iManage, Inc.'s Report on Form 10-Q for the three month period ended March 31, 2000 on May 21, 2000.

**** As filed with iManage, Inc.'s Report on Form 8-K dated July 6, 2000.

*****As filed with iManage, Inc.'s Report on Form 10-K for the year ended
     December 31, 2000.