Form 10-K405
period 2001-12-31
IMANAGE INC
filed 2002-03-29
CIK 1093242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-28041

iManage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4043595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 Tower Lane

Foster City, California 94404
(Address of principal executive offices)

Telephone Number (650) 356-1166

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on March 22, 2002 as reported on the Nasdaq National Market was approximately $141,791,000. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

      The number of shares outstanding of the registrant’s Common Stock as of March 22, 2002 was approximately 23,830,000.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the Proxy Statement for Registrant’s 2002 Annual Meeting of Stockholders to be held June 13, 2002 are incorporated by reference in Part III of this Form 10-K Report.

iMANAGE, INC.

PART I

      This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “can,” “may,” “believe,” “designed to,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential” or “continue” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date thereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Item 1.     Business

Overview

      iManage, Inc. provides collaborative content management software that enables businesses to manage and collaborate efficiently on critical business content across the extended enterprise. Our product suite, iManage WorkSite, delivers document management, collaboration, portal access, workflow, knowledge management and business process automation in a single integrated Internet solution. We believe that iManage WorkSite improves communication and process efficiency, provides faster response times and a rapid return on investment for our customers. More than 400,000 users in over 1,000 businesses are utilizing iManage WorkSite.

      We were incorporated in Illinois in October 1995 under the name NetRight Technologies, Inc. and we reincorporated in Delaware in December 1996. In April 1999, we changed our name to iManage, Inc. Our principal offices are located at 950 Tower Lane, Suite 500, Foster City, California 94404 and our telephone number at that location is (650) 356-1166.

The iManage Solution

      iManage WorkSite is an integrated application suite that combines document management, collaboration, portal access, knowledge management, workflow and business process automation in a single solution. Our solution provides a comprehensive set of applications that work in concert with each other and the same underlying server, the iManage WorkSite Server.

      Our application suite provides the following key features:

•	Comprehensive and integrated, out-of-the-box document management, collaboration, knowledge management, portal access, workflow and business process automation applications in a single solution.

•	Robust security for globally distributed enterprise repositories.

•	Reliable and highly scalable enterprise-class server with multilevel security.

•	Easy access via standard Web browser or Microsoft Windows client interfaces.

•	Rapid application development environment and tools.

      Initially, we targeted our software solution to the legal industry, but in the past year we have extended our comprehensive collaborative content management suite of applications to other vertical markets. In addition to the legal industry, we are targeting prospects in financial services, high tech manufacturing, government and professional services.

Products

      The iManage WorkSite application suite consists of one Web application and two desktop applications. The iManage WorkSite Web application provides a central workspace for an organization to securely discuss, share and collaborate on business content in secure equipment. Using the Web application, users can capture, store, reuse and collaborate on critical business information and processes with their customers, partners and employees through an intranet or extranet, or the Internet. Instead of recreating content, employees save time and money by leveraging existing data and business processes.
By streamlining the retrieval and delivery of information, we believe that iManage WorkSite reduces operating costs while improving overall productivity and project delivery for our customers. The WorkSite Web application is comprised of the following modules:

      iManage WorkDocs. iManage WorkDocs is a robust, Web-based document management system that provides secure access to enterprise-wide business content stored in scalable, distributed repositories. With iManage WorkDocs, users can capture, organize, reuse and share critical business content with customers, partners and employees around the world using an intranet, extranet or Internet solution. iManage WorkDocs provides for document check-in/check-out, version control, audit trails, archiving, categorization, full text, meta-data searches and other document management functions.

      iManage WorkTeam. iManage WorkTeam provides virtual workspaces to members of a project team, wherever they may be located, to discuss and collaborate on all facets of a project quickly and efficiently through the Web. With iManage WorkTeam an organization can streamline business processes, cut unnecessary travel costs, improve overall employee productivity and accelerate project completion.

      iManage WorkRoute. iManage WorkRoute automates key business processes and routes critical business documents to geographically dispersed project teams for review, approval and publishing through an enterprise’s intranet or extranet or the Internet and a standard Web browser. With iManage WorkRoute an organization can simplify and track workflow and project status, identify bottlenecks, analyze key metrics and detect exceptions enabling informed decisions and actions.

      iManage WorkKnowledge. iManage WorkKnowledge enables businesses to capture, store, reuse and leverage organizational knowledge, best practices, proven methodologies and competencies through sophisticated, unified concept searches across all iManage repositories, as well as other internal and external information sources. With iManage WorkKnowledge, an organization can become more intelligent — delivering knowledge and expertise to the entire enterprise on demand.

      iManage WorkPortal. iManage WorkPortal provides each member of the extended enterprise a secure consolidated view of business content from multiple data sources and applications, including the iManage repositories. By aggregating enterprise data, business intelligence, news feeds, documents and Web content, iManage WorkPortal provides quick and easy access to all relevant content and its context from a single portal page. This can save time, increase productivity and allow for more informed decisions and actions.

      iManage DeskSite and iManage MailSite. In addition to the Web-based application, iManage WorkSite includes two, full-featured desktop document management clients:

•	iManage DeskSite is a Windows-based document management solution.

•	iManage MailSite allows users to access business content and comprehensive document management functions seamlessly from within Microsoft Outlook on an enterprise-wide basis.

      Both applications offer out-of-the-box integration with popular Windows applications such as Microsoft Office, Microsoft Outlook, WordPerfect, Lotus Notes and Novell GroupWise. By combining the familiar user interface of frequently used applications with document management functionality, iManage DeskSite and iManage MailSite enable rapid adoption of document management functions with minimal training.

      Additionally, iManage offers iManage WorkSite Server and a software developer toolkit:

      iManage WorkSite Server. iManage WorkSite is powered by a highly flexible and robust enterprise-class server that scales to handle millions of documents and tens of thousands of geographically dispersed users. iManage WorkSite Server features include:

•	geographically distributed repositories, enhanced system response time and minimized network traffic;

•	built-in fault tolerance, load balancing and clustering features that ensure that iManage WorkSite applications are available at all times;

•	a powerful, flexible security model that provides controlled access to system functionality and data at the document, user and task level so that only authorized users have access to relevant content; and

•	comprehensive administrative tools that allow integration with multiple Light-weight Directory Access Protocol servers and enable central control or delegation of administrative tasks to specific roles and users, simplifying the management and maintenance of all iManage WorkSite applications.

      iManage WorkSite Development iToolKit. iManage applications can be customized with the flexible, standards-based iManage WorkSite Development iToolKit. Software developers with Visual Basic or Common Object Model (“COM”) experience can create new applications with the software development kit to meet an organization’s specific requirements. By supporting open standards such as XML/ XSL, J2EE and COM, we believe the iManage WorkSite Development iToolKit leverages the security, scalability and functionality of the entire iManage WorkSite infrastructure.

Service and Support

      While our business model focuses on the licensing of software, we also offer a comprehensive selection of services to our customers, including consulting, customer support and training services.

      Consulting. We offer standardized professional services to our customers for the deployment of our application suite and the integration of our applications with third-party software. Our service professionals work directly with our customers as well as with our resellers and strategic partners. Our consulting services are generally offered on a time and materials basis.

      Customer Support. We offer comprehensive customer support, designed to allow our customers to quickly and effectively address technical issues as they arise. Our customer support group provides resolution of customer technical inquiries and is available to customers by telephone, email and through our website. We use a customer service automation system to track each customer’s inquiry until it is resolved. Our technical support is offered on an annual subscription basis.

      Training. We offer a comprehensive training curriculum designed for partners and customers to provide the knowledge and skills to successfully deploy, use and maintain our products. These classes focus on the technical aspects of our products as well as related business issues and processes. We regularly hold our classes in various locations throughout the United States, including in our training facility in Chicago, Illinois and in Europe. We generally charge a fee for each class attended.

Customers, Sales and Marketing

      To date, we have licensed our software to over 1,000 customers with more than 400,000 users. We have focused our sales and marketing efforts primarily on the legal, financial services, high tech manufacturing, government and professional services markets. For 2001, 2000 and 1999, we derived 79.3%, 76.6% and 93.3% of our total license revenues, respectively, from law firms and professional service firms. No single customer accounted for more than 10% of our total revenues during 2001, 2000 or 1999.

      Our sales strategy consists of engaging senior business and information technology managers at our customer prospects to explain the benefits of our application suite. We emphasize to our prospects the ease of deployment and rapid return on investment of our suite of applications.

      As of December 31, 2001, our sales organization consisted of 84 managers, account executives, product consultants and business development professionals. We have sales representatives throughout the United States, Europe and Asia/ Pacific. Our direct sales force is augmented by a distribution network of over 150 strategic resellers and partners in Australia, Canada, France, Germany, New Zealand, the United Kingdom and the United States. These partners license our products to end user customers as well as providing customer support. In addition, several of these partners have built add-on software products to extend the functionality of iManage WorkSite.

      As of December 31, 2001, our marketing organization consisted of 14 professionals. Our marketing programs focus on creating overall awareness of our collaborative content management software products and services. To generate market awareness, we participate in market research, industry analyst product and strategy updates, press meetings, trade shows, seminars and online webinars, and engage in Website marketing to generate qualified sales leads. We use feedback from our market research to determine specific industry segment needs, and to define and direct our product development efforts.

Research and Development

      Since inception, we have devoted significant resources to develop our products and technology. We believe that our future success will depend, in large part, on a strong development effort that enhances and extends the features of our application suite. Our product development organization is responsible for product architecture, core technology, product testing, quality assurance, documentation and expanding the ability of our products to operate with leading hardware platforms, operating systems, database management systems and key electronic commerce transaction processing standards.

      As of December 31, 2001, we had 73 employees engaged in research and development and quality assurance. Our research and development expenditures were approximately $10.3 million for 2001, $9.1 million for 2000 and $4.7 million for 1999, respectively. All research and development expenditures have been expensed as incurred. We expect to continue to devote substantial resources to our research and development activities.

Competition

      We have experienced and expect to continue to experience increased competition from current and potential competitors. Many of these companies have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we have. Our current competitors include:

•	companies addressing segments of our market including Documentum, Inc., Stellent, Inc., eRoom Technology, Inc., Hummingbird Ltd., FileNet Corporation, Introspect Software, Inc., Open Text Corporation and Microsoft Corporation;

•	Web content management companies such as Interwoven, Inc. and Vignette Corporation;

•	enterprise Web portal companies;

•	intranet and groupware companies such as IBM, Microsoft Corporation, BroadVision, Inc. and Novell, Inc.; and

•	in-house development efforts by our customers and partners.

      We believe that we may face additional competition from operating system vendors, online service providers and client/server applications and tools vendors. If any of our competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or other similar transactions, our business could be seriously harmed. In addition, potential competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products.

      We believe that the principal competitive factors in the collaborative content management market are:

•	product functionality and features;

•	availability of global support;

•	coverage of direct sales force;

•	ease and speed of product implementation;

•	vendor and product reputation;

•	financial condition of document management and collaboration vendors;

•	ability of products to support large numbers of concurrent users;

•	price;

•	security;

•	integration capability with established software;

•	scalability; and

•	ease of access and use.

      Although we believe that we currently compete favorably with respect to most of these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors.

Intellectual Property and Other Proprietary Rights

      Our success depends in part on the development and protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. To protect our proprietary technology, we rely primarily on patent, trademark, service mark, trade secret and copyright laws and contractual restrictions.

      We require our customers to enter into license agreements that impose restrictions on their ability to reproduce, distribute and utilize our software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including restricting access to our source code and object code and requiring those entities and persons with access to agree to confidentiality terms which restrict their use and disclosure. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

      We currently have one U.S. patent issued, we have applied for two others in the United States and we have three pending foreign patent applications. It is possible that no patents will be issued from our currently pending patent applications and that our potential future patents may be found invalid or unenforceable, or may be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages or that we may not develop future proprietary products or technologies that are patentable. Additionally, we have not performed any comprehensive analysis of the patents of others that may limit our ability to do business.

      We license technologies from several software providers that are embedded into our product. We license Application Builder® from Autonomy, Inc. and Search ’97® from Verity, Inc. for search functionality in the iManage WorkSite Server. These agreements expire in March 2005 and January 2003, respectively, and are renewable with written consent of the parties. Either party may terminate the agreement for cause before the expiration date with 90 days written notice. In addition, we license Outside In Viewer Technology® and Outside In HTML Export® from Stellent, Inc. for file viewing functionality. This agreement expires in December 2004 and is renewable with written consent of the parties. If we cannot renew these licenses, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. These types of delays could seriously harm our business.

      Despite our efforts to protect our proprietary rights and technology, unauthorized parties may attempt to copy aspects of our products or obtain the source code to our software or use other information that we regard as proprietary or could develop software competitive to ours. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software exists, software piracy may be or become a problem. Our means of protecting our proprietary rights may not be adequate. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, operating results and financial condition.

      It is possible that in the future, a third party may file lawsuits claiming that our products infringe its patents or copyrights or misappropriate its trade secrets. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. We have only one patent that we could use defensively against any company bringing such a claim. If our product was found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our product. Royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all, which could harm our business.

Employees

      As of December 31, 2001, we had 229 full-time employees, less than 10% of who were based outside the United States. Of these employees, 98 were in sales and marketing, 73 were in product development, 32 were in professional services, customer support and training and 26 were in finance, human resources, legal, information systems and administrative functions. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. Our future success depends on our ability to attract, motivate and retain highly qualified technical and management personnel.

Item 2.     Properties

      In February 2002, we moved our principal offices to a leased facility in Foster City, California, which consists of 21,415 square feet under a lease that will expire on September 30, 2008. Our engineering and customer support personnel and our training facility are located in a leased facility in Chicago, Illinois. This facility consists of approximately 28,000 square feet and our lease is non-cancelable through 2004 and expires in 2009. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

      We have also leased 12,000 square feet of space in San Mateo, California where our principal offices were formerly located. The lease for this space expires on March 31, 2003.

Item 3.     Legal Proceedings

      Beginning on July 11, 2001, multiple securities class action complaints were filed in the United States District Court for the Southern District of New York against us. The cases have been consolidated as Deutsche v. iManage, Inc. et al., No. 01 GV 6277 (S.D.N.Y. July 11, 2001). The complaints are brought purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaints name as defendants the Company and certain of our officers and/or directors; and several investment banking firms that served as underwriters of our initial public offering. The complaints allege liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at pre-determined prices. We are aware that similar allegations have been made in lawsuits challenging over 300 other public offerings conducted in 1999 and 2000. All of these cases have been consolidated for pretrial purposes before the Honorable Judge Shira Scheindlin. The time to respond to the complaints has been stayed pending the further coordination of the cases, including the filing of amended or master complaint(s) in all of the cases. No specific damages are claimed in the lawsuits involving the Company. While we believe that the allegations against our officers/directors and us are without merit, and intend to contest them vigorously there can be no assurance that this matter will be resolved without costly litigation or in a manner that is not adverse to our consolidated financial position, results of operations or cash flows. No estimate can be made of the possible loss or range of loss associated with the resolution of this contingency.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      (a) Our common stock is listed on the Nasdaq National Market under the symbol “IMAN.”

      The following table sets forth, for the period indicated, the high and low closing sales prices for our common stock for the last eight quarters, all as reported by Nasdaq.

	High	Low

Year Ended December 31, 2001:
Fourth quarter	$7.89	$3.90
Third quarter	$5.43	$3.70
Second quarter	$4.40	$1.50
First quarter	$7.44	$1.97

Year Ended December 31, 2000:
Fourth quarter	$8.13	$2.63
Third quarter	$14.00	$7.63
Second quarter	$18.75	$6.63
First quarter	$34.94	$15.75

      The approximate number of holders of record of the shares of our common stock was 257 as of March 22, 2002. This number does not include stockholders whose shares are held by other entities. The actual number of holders is greater than this number of holders of record. We estimate that there were approximately 5,000 beneficial stockholders of the shares of our common stock as of March 22, 2002.

      We have not declared or paid any cash dividends on our capital stock since our incorporation in October 1995, and our current debt facilities prevent us from declaring or paying any dividends. We currently intend to retain our future earnings, if any, for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.	Selected Consolidated Financial Data

      The following selected consolidated financial data is derived from our consolidated financial statements. This data should be read in conjunction with the information set forth below and is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of iManage, Inc. and the notes thereto appearing in Item 14. in this Annual Report on Form 10-K.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts)
Selected Consolidated Statement of Operations Data:
Total revenues	$38,862	$30,008	$18,570	$7,741	$1,530
Loss from operations	(21,310)	(11,611)	(3,461)	(2,979)	(3,609)
Net loss	(19,750)	(9,114)	(2,775)	(2,840)	(3,596)
Basic and diluted net loss per common share	(0.85)	(0.41)	(0.28)	(0.38)	(0.57)
Shares used in computing basic and diluted net loss per common share	23,288	22,130	9,988	7,455	6,292

	December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$33,607	$35,696	$51,013	$7,617	$1,789
Working capital	33,711	40,029	52,911	9,469	2,410
Total assets	60,858	73,347	63,921	13,495	3,259
Bank lines of credit, less current portion	1,412	2,345	1,388	—	—
Total stockholders’ equity	36,963	53,737	48,828	7,360	1,986

      Working capital is defined as the excess of total current assets over total current liabilities plus deferred revenues.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Factors that May Impact Operating Results” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements.

Overview

      We provide collaborative content management software that enables businesses to manage and collaborate efficiently on critical business content across the extended enterprise. Our product suite delivers document management, collaboration, portal access, workflow, knowledge management and business process automation in a single integrated solution. We believe that the iManage WorkSite product suite improves communication and process efficiency, increases response times and provides a rapid return on investment for our customers.

      To date, we have licensed our software products to over 1,000 customers, with over 400,000 users. While we have more recently begun to focus on other vertical markets, our customer base is comprised mainly of customers in the legal and professional service industries.

Results of Operations

      The following table sets forth, for the periods indicated, selected consolidated financial data as a percentage of total revenues:

	Years Ended December 31,

	2001	2000	1999

Revenues:
License	63%	67%	77%
Support and service	37	33	23

Total revenues	100	100	100

Cost of revenues:
License	3	4	4
Support and service	15	16	16

Total cost of revenues	18	20	20

Gross profit	82	80	80
Operating expenses:
Sales and marketing	74	60	59
Research and development	27	30	25
General and administrative	11	14	15
Amortization of intangible assets	22	15	—
Restructuring charge	3	—	—

Total operating expenses	137	119	99

Loss from operations	(55)	(39)	(19)
Interest income and other, net	4	9	4

Loss before provision for income taxes	(51)	(30)	(15)
Provision for income taxes	5	—	5

Net loss	(51)%	(30)%	(15)%

Revenues

      The following sets forth, for the periods indicated, our revenues (in thousands):

	Years Ended December 31,

	2001	2000	1999

License	$24,545	$20,213	$14,257
Support and service	14,317	9,795	4,313

	$38,862	$30,008	$18,570

      License. License revenue was $24.5 million, $20.2 million and $14.3 million in 2001, 2000 and 1999, respectively. License revenue increased $4.3 million, or 21%, from 2000 to 2001. This increase was due primarily to the increased volume of sales to both new and existing customers and the successful introduction of our new WorkSite product suite. License revenue increased $5.9 million, or 41%, from 1999 to 2000. This increase was due primarily to the increased volume of sales to both new and existing customers and the continued market acceptance of our product suite. License revenue was 63%, 67% and 77% of total revenue in 2001, 2000 and 1999, respectively. The decrease in license revenue as a percentage of total revenues in 2001 from 2000 was due to slowing sales growth in a weakening economy, an increase in annual support revenues from our customer installed base and our strategy to increase our professional consulting services. The decrease in license revenue as a percentage of total revenues in 2000 from 1999 was due to the increase in support and service revenues from the growth in our customer installed base associated with the renewal of annual support contracts.

      Support and Service. Support and service revenues consisted primarily of customer support and, to a lesser extent, training and consulting services. Support and service revenue was $14.3 million, $9.8 million and $4.3 million in 2001, 2000 and 1999, respectively, representing increases of $4.5 million, or 46%, in 2001 from 2000 and $5.5 million, or 128%, in 2000 from 1999. Support and service revenue was 37%, 33% and 23% of total revenue in 2001, 2000 and 1999, respectively. These increases were primarily a result of the growth in our customer installed base associated with the renewal of annual support contracts.

Cost of Revenues

      The following sets forth, for the periods indicated, our cost of revenues (in thousands):

	Years Ended December 31,

	2001	2000	1999

License	$1,376	$1,165	$773
Support and service	5,757	4,841	2,875

	$7,133	$6,006	$3,648

      License. Cost of license revenues primarily consisted of royalties payable to third parties for software that was either embedded in or bundled with our software products. Cost of license revenues totaled $1.4 million, $1.2 million and $773,000 in 2001, 2000 and 1999, respectively, representing 6%, 6% and 5%, respectively, of license revenues in these years. The increase in cost of license revenues in absolute dollars in 2001 and 2000 was due to increased license sales resulting in increased royalty payment to third parties. To the extent license revenues increase, we expect cost of license revenues to decline slightly as a percentage of license revenues because royalty agreements typically contain declining royalty rates.

      Support and Service. Cost of support and service revenues primarily consisted of salaries and other personnel-related expenses, costs associated with providing product updates to our customers under active support agreements and depreciation of equipment used in providing customer support, consulting services and training. Cost of support and service revenues totaled $5.8 million, $4.8 million and $2.9 million, respectively, in 2001, 2000 and 1999. These costs increased $1.0 million, or 21%, from 2000 to 2001, and $1.9 million, or 68%, from 1999 to 2000. The increases in 2001 resulted primarily from an increase in personnel-related expenses in consulting services. The increases in 2000 resulted primarily from an increase of $1.0 million in facilities related expenses and $789,000 in personnel-related expenses related to consulting services and training personnel.

Operating Expenses

      The following sets forth, for the periods indicated, our operating expenses (in thousands):

	Years Ended December 31,

	2001	2000	1999

Sales and marketing	$28,574	$17,845	$10,929
Research and development	10,374	9,094	4,680
General and administrative	4,448	4,222	2,774
Amortization of intangible assets	8,449	4,452	—
Restructuring charge	1,194	—	—

	$53,039	$35,613	$18,383

      Sales and Marketing. Sales and marketing expenses consisted primarily of salaries, commissions, benefits and amortization of stock-based compensation for sales and marketing personnel, travel, and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses were $28.6 million, $17.8 million and $10.9 million in 2001, 2000 and 1999, respectively, representing 74%, 60% and 59% of total revenues. Sales and marketing expenses increased $10.7 million, or 60%, in 2001 from 2000 and $6.9 million, or 63%, in 2000 from 1999. The increase in 2001 from 2000 was primarily related to an increase of $8.6 million in our domestic and international sales and marketing personnel, $1.3 million in facility charges and $671,000 in travel expense. The increase in 2000 from 1999 was related to an increase of $3.2 million in marketing programs, which included trade shows and advertising activities, increased facilities expense of $2.1 million and an increase of $782,000 in travel expenses.

      Research and Development. Research and development expenses consisted primarily of personnel, third party contractors, facilities and related overhead costs associated with the product development and testing activities of our iManage product suites. Research and development expenses were $10.4 million, $9.1 million and $4.7 million in 2001, 2000 and 1999, respectively, representing increases of $1.3 million, or 14%, in 2001 from 2000 and $4.4 million, or 94%, in 2000 from 1999. These increases were primarily due to the increases in our development staff personnel expense of $1.0 million and $3.0 million in 2001 and 2000, respectively, and the increased facilities and related overhead expense of $512,000 and $1.3 million in 2001 and 2000, respectively. Research and development expenses were 27%, 30% and 25% of total revenues in 2001, 2000 and 1999, respectively.

      General and Administrative. General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources. General and administrative expenses were $4.4 million, $4.2 million and $2.8 million in 2001, 2000 and 1999, respectively, representing increases of $226,000, or 5%, in 2001 from 2000 and $1.4 million, or 52%, in 2000 from 1999. The increase in 2001 was primarily a result of increased staffing and costs related to building our general and administrative infrastructure. The increase in 2000 was primarily the result of $489,000 in professional service costs, $439,000 in facilities expenses and $308,000 in personnel expense. General and administrative expenses were 11%, 14% and 15% of total revenues in 2001, 2000 and 1999, respectively.

      Amortization of Intangible Assets. Amortization of intangible assets was $8.4 million and $4.5 million in 2001 and 2000, respectively. Intangibles assets consist of goodwill, purchased technology, assembled workforce and non-compete agreements associated with our acquisition of ThoughtStar, Inc. (“ThoughtStar”) on June 21, 2000. Goodwill and other acquired intangibles of $17.0 million recorded in connection with the acquisition in June 2000 are being amortized over their estimated useful lives of two to five years except those related to the assembled workforce, which were written off in the third quarter of 2001 in connection with closing of Utah facilities.

      In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, became effective and, as a result, we will cease to amortize the remaining unamortized balance of goodwill at December 31, 2001 of $3.4 million. We recorded approximately $7.1 million and $4.5 million of goodwill amortization in 2001 and 2000, respectively and would have recorded $3.4 million of goodwill amortization during 2002. In lieu of amortization, we are required to perform an initial review to determine whether the value of our remaining goodwill asset is impaired and periodic impairment review thereafter. We expect to complete our initial review during the first quarter of 2002. We will record $745,000 of amortization related to other intangible assets in 2002.

      Restructuring Charge. In September 2001, we implemented a plan to consolidate our operations and close a facility in Utah. Our restructuring actions consisted primarily of the termination of approximately 20 positions in engineering, sales, marketing and administration in the Utah location and exiting the related facility. The functions performed in the Utah facility have been combined with our Chicago operations. As a result of the restructuring, we recognized a charge of $1.2 million in the third quarter of 2001. The restructuring charge included $694,000 for employee severance, $150,000 for the write-off of intangible assets related to the acquisition of ThoughtStar, $93,000 for the write-off of certain property and equipment and $257,000 related to facility closing costs. The remaining restructuring charge accrued at December 31, 2001 was $448,000 primarily related to personnel charges. We anticipate that the remaining accrued amount will be paid by March 31, 2002.

      Stock-based Compensation. Stock-based compensation charges relate to the options granted to employees prior to the initial public offering, options granted on the acquisition date to ThoughtStar employees, compensation charges related to executive compensation and non-employee consultants. We expensed $1.4 million, $2.1 million and $3.6 million in 2001, 2000 and 1999, respectively, related to stock-based compensation.

      During 2001, 1999 and 1998, we issued options to purchase shares of our common stock to certain employees totaling 460,000, 1.7 million and 967,000, respectively, with weighted average exercise prices of $0.70, $3.63 and $0.32 per share, respectively, which were below the deemed fair value of our common stock at the dates of grant. The weighted average deemed fair value of our common stock was $2.88, $7.02 and $1.47 in 2001, 1999 and 1998, respectively. In accordance with the requirements of Accounting Pronouncement Board (“APB”) No. 25, we have recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the deemed fair value of our stock at the date of grant. This deferred compensation is amortized to expense over the period during which our right to repurchase the stock lapses or options become exercisable, generally four or five years consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. At December 31, 2001, we have recorded deferred stock-based compensation related to these options in an amount of $11.2 million, of which $1.5 million, $2.9 million and $3.4 million had been amortized to expense during 2001, 2000 and 1999, respectively.

      The amortization of deferred stock-based compensation is comprised of the following categories (in thousands):

	Years Ended December 31,

	2001	2000	1999

Employee stock-based compensation	$1,541	$2,911	$3,383
Non-employee stock-based compensation	157	—	208
Cancellation of options upon termination	(249)	(777)	—

	$1,449	$2,134	$3,591

      During 2001, we granted options to purchase common stock at exercise prices ranging from $0.01 to $5.09 per share to non-employee engineers for consulting services, when the deemed fair market value of our common stock ranged from $4.40 to $5.09 per share. These options were fully vested upon grant and were valued at a total of $157,000 using the Black-Scholes pricing model with the following assumptions: 10 year terms, volatility ranging from 102% to 132%, discount rate ranging from 4.97% to 5.11% and 0% dividend rate. This $157,000 was expensed immediately as options related to services provided prior to the grant date.

      In conjunction with the acquisition of ThoughtStar on June 21, 2000, we granted 89,000 common stock options with an exercise price of $0.01 to former ThoughtStar employees in exchange for 1,648,000 fully vested and exercisable ThoughtStar stock options. On the date of grant, these options had an intrinsic value of $982,000, which was recorded as deferred stock-based compensation and is being amortized over the option vesting period of two years. At December 31, 2001 and 2000, deferred compensation related to these options totaled $249,000 and $646,000, respectively. During September 2001, the remaining $87,000 deferred compensation was charged to expense in connection with a restructuring of operations.

      The amortization of deferred stock-based compensation relates to the following items in the accompanying consolidated statement of operations (in thousands):

	Years Ended December 31,

	2001	2000	1999

Cost of revenues	$46	$127	$143
Sales and marketing	767	951	2,401
Research and development	504	684	500
General and administrative	132	372	547

	$1,449	$2,134	$3,591

      Amortization of deferred stock-based compensation is estimated to total $394,000 for 2002, $125,000 for 2003 and $36,000 for 2004. Amortization of deferred stock-based compensation will be reduced in future periods to the extent options are terminated prior to vesting.

Interest Income and Other, Net

      Interest income and other was $1.7 million, $2.6 million and $718,000 in 2001, 2000 and 1999, respectively. Interest income and other decreased in 2001 from 2000 due to lower interest rates on our cash investments and a lower average balance of cash, cash equivalents and short- and long-term investments during the period. Interest income and other income increased in 2000 from 1999 due primarily to higher balances of cash, cash equivalents and short- and long-term investments as a result of our initial public offering in the fourth quarter of 1999.

Provision for Income Taxes

      The provision for income taxes recorded in 2001, 2000 and 1999 related primarily to federal and state alternative minimum taxes. As of December 31, 2001, we had approximately $15.5 million of federal and $20.8 million of state net operating loss carryforwards to offset future taxable income. The federal and state tax net operating loss carryforwards are available to reduce future taxable income and expire at various dates through 2021 and 2011, respectively. Because of our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a full valuation allowance against the deferred income tax assets.

Liquidity and Capital Resources

      At December 31, 2001, we had cash, cash equivalents and short- and long-term investments of $40.8 million.

      During 2001, net cash used in operating activities was $442,000 as compared to $8.6 million in 2000 and cash provided by operating activities in 1999 of $5.9 million.

      Net cash used in operating activities in 2001 was primarily the result of our net loss of $19.8 million. After excluding the effects of non-cash charges including depreciation and amortization, stock-based compensation, restructuring charge, provision for doubtful accounts and sales returns, the adjusted cash usage was approximately $6.0 million during 2001. Additional cash was generated from an increase in accounts payable and accrued liabilities of $2.3 million, an increase of $1.8 million in deferred revenues, a decrease of $469,000 in accounts receivable and a decrease of $849,000 in prepaid expenses and other assets.

      Net cash used in operating activities in 2000 resulted primarily from our net loss of $9.1 million. After excluding the effects of non-cash charges for depreciation and amortization, stock-based compensation and the provision for doubtful accounts and sales returns, the adjusted cash usage for the year ended December 31, 2000 was approximately $424,000. Additional cash was used from an increase of $5.3 million in accounts receivable and an increase of $3.0 million in our prepaid expenses and other assets.

      Net cash provided by operating activities in 1999 resulted primarily from our net loss of $2.8 million. After excluding the effects of non-cash charges for depreciation and amortization, stock-based compensation, provision for doubtful accounts and sales returns and stock issued for services, the adjusted cash usage was approximately $1.4 million during 1999. Additional cash was generated from an increase of $5.7 million in deferred revenues and an increase in accounts payable and accrued liabilities of $1.2 million partially offset by an increase of $1.6 million in accounts receivable and an increase of $867,000 in prepaid expenses and other assets.

      Net cash used in investing activities was $7.1 million, $20.7 million and $8.3 million in 2001, 2000 and 1999, respectively, primarily reflecting transactions in cash investments and additions to property and equipment. In 2001, the activity in our investment portfolio used approximately $6.1 million of cash and we purchased $1.0 million of property and equipment. In 2000, the net activity in our investment portfolio used cash of $11.4 million; the acquisition of ThoughtStar used cash of $6.1 million, net of cash acquired, and purchases of property and equipment used $3.3 million. In 1999, the activity in our investment portfolio used cash of $6.3 million and our purchase of property and equipment accounted for an additional use of $2.0 million in cash.

      Net cash provided by financing activities was $349,000, $5.4 million and $42.7 million in 2001, 2000 and 1999, respectively. In 2001, the net cash provided by financing activities related to the issuance of $1.1 million in common stock under our stock option plans and employee stock purchase plan partially offset by the net payment of $728,000 against our bank lines of credit. In 2000, the net cash provided by financing activities related to $4.4 million of net proceeds from our bank lines of credit, the issuance of $724,000 in common stock under our stock option plans and employee stock purchase plan and $501,000 in payment of notes receivable from stockholders. In 1999, the net cash provided by financing activities consisted primarily of $41.2 million generated from our initial public offering and the net proceeds of $2.0 million from our bank line of credit.

      As of December 31, 2001, we had a revolving line of credit with a bank for $4.0 million, which bears interest at the bank’s prime rate plus 0.25%. Borrowings were limited to the lesser of 80% of eligible accounts receivable or $4.0 million and were secured by substantially all of our assets. As of December 31, 2001, we borrowed approximately $3.0 million under this facility. In addition, as of December 31, 2001, we had an equipment line of credit with a bank for $5.0 million, which bears interest at the lending bank’s prime rate plus 0.5%. As of December 31, 2001, we had $2.7 million outstanding under the equipment line of credit.

      Both lines of credit contain various restrictive covenants and these restrictions require us to:

(a)	maintain a monthly quick assets to current liabilities ratio of at least two to one;

(b)	not incur a cash loss, as defined, in any quarter greater than:

$1.5 million for the quarter ended December 31, 2001; and

$1.0 million for the quarter ended March 31, 2002 and thereafter; and

      (c) eliminate our ability to declare and pay dividends.

      The cash loss is determined based upon our operating results, excluding charges for certain items such as depreciation and amortization.

      We were in compliance with all of these borrowing covenants as of year end and March 22, 2002.

      We currently anticipate that our cash, cash equivalents, and short- and long term investments, together with our existing lines of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months. However, we may be required, or could elect, to seek additional funding at any time. Our future capital requirements will depend on many factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales, general and administrative activities, the timing of introductions of new products and market acceptance of our products. We cannot provide assurance that additional equity or debt financing, if required, will be available on acceptable terms if at all.

      Future payments due under debt and lease obligations as of December 31 (in thousands):

	Borrowing	Non Cancelable
	Under Bank	Operating
	Line of Credits	Leases	Total

2002	$4,288	$916	$5,204
2003	967	381	1,348
2004	307	263	570
2005	69	274	343
2006	69	285	354
Thereafter	—	680	680

	$5,700	$2,799	$8,499

Financial Risk Management

      The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures relate to non-U.S. dollar-denominated revenues and operating expenses in Canada, Australia, New Zealand and Europe. At the present time, the exposure is not significant; therefore, we do not engage in hedging activity. We do not anticipate significant currency gains or losses in the near term.

      We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale, and consequently are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). These securities are not leveraged and are held for purposes other than trading.

      On January 1, 1999, the Euro was introduced. On that day, the exchange ratios of the currencies of the eleven countries participating in the first phase of the European Economic and Monetary Union were fixed. The Euro became a currency in its own right and the currencies of the participating countries, while continuing to exist for a three-year transition period, are now fixed denominations of the Euro. The conversion to the Euro will have significant effects on the foreign exchange markets and bond markets and is requiring significant changes in the operations and systems within the European banking industry. Our information system is designed to accommodate multi-currency environments. As a result, we have the flexibility to transact business with vendors and customers in either Euro or traditional national currency units.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating the allowance for doubtful accounts;

•	assessment of the probability of the outcome of our current litigation;

•	accounting for income taxes; and

•	valuation of long-lived assets, intangible assets and goodwill.

      Revenue Recognition. Revenues consist primarily of license, support and service revenue from our customers, which were primarily attributable to our iManage WorkSite suite of software applications. In addition, we receive fees from our customers for providing deployment and integration services.

      We apply the provisions of Statement of Position 97-2, or (“SOP 97-2”), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the licensing of our software.

      We recognize license revenue when persuasive evidence of an arrangement exists, the software has been delivered, the fee is considered fixed and determinable and collectibility is reasonably assured. Revenues from subscription license agreements, which include software, rights to future products and maintenance, are recognized ratably over the term of the subscription period. Revenues on shipments to resellers are generally recognized when the resellers sell the product to the end-user customer. For all sales, we use either a binding purchase order or signed license agreement as persuasive evidence of an arrangement.

      At the time of the transaction, we assess whether the fee associated with each transaction is fixed and determinable and collection is reasonably assured. We evaluate the payment terms associated with each transaction. If a portion of the fee is due after normal payment terms, which range from 30 days to 180 days from invoice date for legal customers and 30 days to 120 days for all others, we account for the transaction as the fees become due, assuming collection is reasonably assured. We assess collectibility based on a number of factors, including past transaction history and overall credit-worthiness of the customer. We generally do not require collateral from our customers. If collection is not reasonably assured, fees are deferred and recognized as revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the residual method prescribed by SOP 98-9. This means that we defer revenue equivalent to the fair value of the undelivered elements until such time as the element is delivered to the customer. Fair values for the ongoing support obligations are based upon separate sales of support renewals sold to customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon the value of stand-alone sales of these services to customers.

      License arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

      We recognize revenue for support services ratably over the contract term. Training and consulting services are billed based on hourly rates, and generally recognized as revenue as these services are performed. However, at the time of a transaction, we assess whether any services included in the arrangement require us to perform significant work either to alter the underlying software or to build complex interfaces so that the software performs as requested. If these services are included as part of an arrangement, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on an estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

      Allowance for Doubtful Accounts. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates as to the overall collectibility of accounts receivable and provides an allowance for amounts deemed to be uncollectible. Management specifically analyzes its accounts receivable and historical bad debt pattern, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2001, our accounts receivable balance was $9.6 million, net of an allowance for doubtful accounts of $277,000.

      Litigation. We are the target of several securities class action complaints and other litigation. Because of uncertainties related to both the amount and range of loss in these matters, our management is unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in these actions. As additional information becomes available, we will assess the potential liability related to our pending litigation and may revise our estimates. Any such assessments and estimation could materially impact our consolidated results of operations and financial position.

      Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not or unknown, we must establish a valuation allowance.

      Significant management judgment is required in determining our provision for income tax, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At December 31, 2001, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

      Valuation of Long-lived Assets, Intangible Assets and Goodwill. We assess the impairment of long-lived assets, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Factors we consider important which could trigger impairment include the following:

•	significant underperformance relative to historical or projected future operating results;

•	changes in the use of the assets or the strategy for our overall business;

•	negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      We determine the carrying value of property and equipment, long-lived assets, net intangible assets and goodwill based upon management’s review of the above indicators of impairment.

Factors That May Impact Future Operating Results

We have incurred losses throughout our recent operating history and may not be able to achieve profitability.

      We have incurred operating losses on a quarterly and annual basis throughout our history. As of December 31, 2001, we had an accumulated deficit of $38.8 million. Our failure to significantly increase our revenues would seriously harm our business and operating results. To increase our revenues, we must incur significant expenses to expand our sales and marketing, research and development and general and administrative resources. If our revenues do not grow to offset these increased expenses, we will not be profitable. In fact, we may not have any revenue growth and our revenues may decline over corresponding periods.

If we do not expand sales of our products to customers other than professional service firms, we may not be able to grow our revenues and our operating results will suffer.

      We derived 79.3%, 76.6% and 93.3% of our license revenues for the years ended December 31, 2001, 2000 and 1999, respectively, from the sale of licenses to law firms and professional service firms. Our future success is substantially dependent on our ability to sell licenses to customers outside of professional service firms, particularly large multi-national corporations. To sell to multi-national corporations, we must devote time and resources to hire and train sales employees to work in industries other than legal and professional service firms.

Even if we are successful in hiring and training new sales teams, customers in other industries may not perceive the value in or require our content and collaboration software platform and applications.

Our product has a long and unpredictable sales cycle, which makes it difficult to forecast our future results and may cause our operating results to vary significantly.

      The period between initial contact with a prospective customer and the licensing of our application suite varies and can range from three to more than twelve months. Additionally, our sales cycle is long and complex as customers consider a number of factors before committing to purchase our application suite. Factors considered by customers when evaluating our application suite include product benefits, cost and time of implementation, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend significant time and resources informing prospective customers about our software products, which may not result in a completed transaction and may negatively impact our operating margins. Even if iManage WorkSite has been chosen by the customer, completion of the transaction is subject to a number of contingencies, which make our quarterly revenues difficult to forecast. These contingencies include but are not limited to:

•	Because the licensing of our software products is often an enterprise-wide decision by our customers that involves many factors, our ability to license our product may be impacted by changes in the strategic importance of collaborative content management projects to our customers, budgetary constraints or changes in customer personnel.

•	A customer’s internal approval and expenditure authorization process can be difficult and time consuming. Delays in approvals, even after selection of a vendor, could impact the timing and amount of revenues recognized in a quarterly period.

•	Changes in our sales incentive plans may have an unpredictable impact on our sales cycle and contracting activities.

•	The number, timing and significance of enhancements to our software products and the introduction of new software by our competitors and us may affect customer-purchasing decisions.

Contractual issues may arise during the negotiation process that may delay the anticipated closure of the transaction and our ability to recognize revenue as anticipated.

      Because our solution is mission-critical to many of our large customers, and because our important transactions involve million-dollar licenses, the process of contractual negotiation is becoming more protracted and critical. The additional time needed to negotiate mutually acceptable terms that culminate in an agreement to license our products could extend the sale cycle.

      Several factors may also require us to defer recognition of license revenue for a significant period of time after entering into a license agreement, including instances where we are required to deliver either unspecified additional products or specified upgrades for which we do not have vendor-specific objective evidence of fair value. While we have a standard software license agreement that provides for revenue recognition provided that delivery has taken place, collectibility from the customer is reasonably assured and assuming no significant future obligations or customer acceptance rights exist, customer negotiations and revisions to these terms could impact our ability to recognize revenues at the time of delivery.

      In addition, slowdowns or variances from internal expectations in our quarterly license contracting activities may impact our service offerings and may result in lower revenues from our customer training, consulting services and customer support organizations. Our ability to maintain or increase service revenues is highly dependent on our ability to increase the number of license agreements we enter into with customers.

Our costs are relatively fixed in the near term. Therefore, any shortfall in anticipated revenues will adversely affect our operating results.

      Because our operating expenses are based on our expectations for future revenues and are relatively fixed in the short term, any revenue shortfall below expectations could have an immediate and significant adverse effect on our consolidated results of operations and financial condition.

Delays in the signing of one or more large license agreements or the loss of a significant customer order could have a material impact on our revenues and results of operations.

      The contract value of individual license agreements can vary significantly. Because a substantial portion of our quarterly revenues is derived from a relatively small number of customers, delays in the signing of one or more large license agreements or the loss of a significant customer order could have a material impact on our revenues and results of operations.

Lack of quarterly bookings linearity and seasonality make it difficult for us to predict operating results.

      A significant portion of our license agreements are completed within the last few weeks of each quarter as many customers delay completion of a transaction until the end of a quarter to extract more favorable terms. In addition, our sales cycle is impacted by seasonal factors. Specifically, our historical experience indicates that our sales process and revenues are negatively impacted by the summer season in the third quarter. Additionally, our consulting services are negatively impacted in the fourth quarter due to the holiday season.

Our revenues will decline significantly if the market does not continue to accept our iManage suite of products.

      We derive substantially all of our license and associated service revenues from the WorkSite suite of products. We currently expect to continue to derive a majority of our revenues from these products. If the market does not continue to accept our products, our revenues will decline significantly and negatively affect our operating results. Factors that may affect the market acceptance of these products include the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control.

Our limited operating history makes it difficult to evaluate business and prospects.

      You must consider our business and prospects given the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market. We were founded in October 1995 and began shipping our first software product in October 1996, and our consulting services organization is new. Due to our limited operating history, our future performance is not predictable and may not meet analysts’ projections for revenues and other operating results, thereby disappointing investors and resulting in a significant decline in our stock price.

If we do not maintain and expand our reseller network, we may not be able to grow our revenues and our operating results will suffer.

      We derived 43%, 54% and 61% of our revenues from resellers of our application suite for 2001, 2000 and 1999. Therefore, our future success depends on our ability to attract, retain, motivate and train resellers of our products.

Declining economic conditions and significant world events, such as September 11, 2001, have affected and could continue to negatively impact our revenues and profits.

      Our revenue growth and profitability depend on the overall demand for content and collaboration software platforms and applications. The recession in the United States and declining economic conditions worldwide have and may continue to result in cutbacks by our customers in the purchase of our software products and services, postponed or canceled orders, longer sales cycles and lower average selling prices. To the extent that the current downturn continues or increases in severity, we believe demand for our products and services, and therefore future revenues, could be further impacted.

      Our financial results could also be significantly impacted by world events. Specifically, our revenues for the third quarter ended September 30, 2001 were negatively impacted by delays in customer orders and lower sales cycles resulting from terrorist attacks on the World Trade Center buildings and the Pentagon. Our revenues and financial results could be negatively impacted to the extent similar events occur.

Our failure to develop and maintain strong relationships with consulting and system integrator firms and our customers would harm our ability to market our application suite, which could reduce future revenues and increase our expenses.

      An increasing portion of our revenues is influenced by the recommendation of our content and collaboration software platform and applications by systems integrators, consulting firms and other third parties that help deploy our application suite for our customers. Losing the support of these third parties may limit our ability to penetrate our existing and potential markets. These third parties are under no obligation to recommend or support our application suite and could recommend or give higher priority to the products and services of other companies or to their own products. Our inability to gain the support of consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and service revenues.

      Some systems integrators also engage in joint marketing and sales efforts with us. If our relationship with these systems integrators fails, we will have to devote substantially more resources to the sales and marketing of our application suite. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have longer and more established relationships with these systems integrators than we do and, as a result, these systems integrators may be more likely to recommend competitors’ products and services and increase our expenses.

      We may also be unable to grow our revenues if we do not successfully obtain leads and referrals from our customers. If we are unable to maintain these existing customer relationships or fail to establish additional relationships, we will be required to devote substantially more resources to the sales and marketing of our products. As a result, we are dependent on the willingness of our customers to provide us with introductions, referrals and leads. Our current customer relationships do not afford us any exclusive marketing and distribution rights. In addition, our customers may terminate their relationship with us at any time, pursue relationships with our competitors or develop or acquire products that compete with our products. Even if our customers act as references and provide us with leads and introductions, we may not penetrate additional markets or grow our revenues.

Our failure to develop and maintain strong relationships with consulting and system integrator firms would harm our ability to implement our application suite.

      Consulting and system integrators assist our customers with the installation and deployment of our application suite, in addition to competitive products, and perform integration of computer systems and software. If we are unable to develop and maintain relationships with system integrators, we would be required to hire additional personnel to install and maintain our application suite, which would result in delays in our ability to recognize revenue and higher expense levels.

If the emerging market for content and collaboration software does not develop as quickly as we expect, our business will suffer.

      The market for our content and collaboration software platform and applications has only recently begun to develop, is rapidly evolving and will likely have an increasing number of competitors. We cannot be certain that a viable market for our products will emerge or be sustainable. If the content and collaboration software market fails to develop, or develops more slowly than expected, demand for our products will be less than anticipated and our business and operating results would be seriously harmed.

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

Competition from providers of software enabling content and collaboration management among businesses may increase, which could cause us to reduce our prices and result in reduced gross margins or loss of market share.

      The market for products that enable companies to manage and share content and collaborate throughout an extended enterprise is new, highly fragmented, rapidly changing and increasingly competitive. We expect competition to continue to intensify, which could result in price reductions for our products, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business and financial condition. Our current competitors include:

•	companies addressing segments of our market including Documentum, Inc., Stellent, Inc., eRoom Technology, Inc., Hummingbird Ltd., FileNet Corporation, Introspect Software, Inc., Open Text Corporation and Microsoft Corporation;

•	Web content management companies such as Interwoven, Inc. and Vignette Corporation;

•	enterprise Web portal companies;

•	intranet and groupware companies such as IBM, Microsoft Corporation, BroadVision, Inc. and Novell, Inc.; and

•	in-house development efforts by our customers and partners.

      When compared to us, many of these competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial resources. This may place us at a disadvantage in responding to our competitors’ strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Competitive pressures and our perceived viability in this market may make it difficult for us to acquire and retain customers, which could reduce our revenues and result in increased operating losses.

If our efforts to enhance existing products and introduce new products in a timely manner are not successful, we may not be able to generate demand for our products.

      Our future success depends on our ability to provide a comprehensive content and collaboration software solution. To provide this comprehensive solution, we must continually develop and introduce high quality, cost-effective products as well as product enhancements on a timely basis. If the market does not accept our new products, our business will suffer and our stock price will likely fall.

      Our WorkSite server for Windows-based operating environments, and our compatible applications for this server, became commercially available in June 2001. In addition, the Java-based iManage WorkSite Server MP that supports Windows, Solaris and Linux operating environments, and a compatible version of the iManage WorkSite Web application, became commercially available in early 2002. Enhanced features and functionality are expected to be developed, but delays in introducing these enhancements would have a material adverse effect on our business and financial condition.

      In the past, we have experienced delays in the commencement of commercial shipments of enhancements to our application suite. To date, these delays have not had a material impact on our revenues. If we are unable to ship or implement new products or enhancements to our application suite when planned or at all, or fail to achieve timely market acceptance of these new products or enhancements, we may suffer lost revenues. Our future operating results will depend on demand for our application suite, including new and enhanced releases that are subsequently introduced.

If our products cannot scale to meet the demands of tens of thousands of concurrent users, our targeted customers may not license our solutions, which will cause our revenue to decline.

      Our strategy is to target large organizations that require our e-business content and collaboration software solution because of the significant amounts of information and content that they generate and use. For this strategy to succeed our software products must be highly scalable and accommodate tens of thousands of concurrent users. If our products cannot scale to accommodate a large number of concurrent users, our target markets will not accept our products and our business and operating results will suffer.

      While we have tested the scalability of our products in simulations, we have not observed the performance of our products in the context of a large-scale customer implementation. If our customers cannot successfully implement large-scale deployments, or if they determine that our products cannot accommodate large-scale deployments, our customers will not license our solutions and this will materially adversely affect our financial condition and operating results.

If our product does not operate with a wide variety of hardware, software and operating systems used by our customers, our revenues would be harmed.

      We currently serve a customer base that uses a wide variety of constantly changing hardware, software applications and operating systems. For example, we have designed our products to work with databases and servers developed by Microsoft Corporation, Oracle Corporation and IBM and software applications including Microsoft Office, WordPerfect, Lotus Notes and Novell GroupWise. We must continually modify and enhance our software products to keep pace with changes in computer hardware and software and database technology, as well as emerging technical standards in the software industry. We further believe that our application suite will gain broad market acceptance only if it can support a wide variety of hardware, software applications and systems. If our product is unable to support a variety of these products, our revenues would be harmed. Additionally, customers could delay purchases of our application suite until they determine how our products will operate with these updated platforms or applications.

      Currently, our iManage WorkSite products support Windows, Solaris and Linux operating environments. If other platforms become more widely used, we could be required to convert our server application products to those platforms. We may not succeed in these efforts, and even if we do, potential customers may not choose to license our product.

Defects in our software products could diminish demand for our products.

      Our software products are complex and may contain errors that may be detected at any point in the life cycle of the product. We cannot assure you that, despite testing by us, our implementation partners and our current and potential customers, errors will not be found in our products or releases after commencement of commercial shipment, resulting in loss of revenues, delay in market acceptance and sales, product returns, diversion of development resources, injury to our reputation or increased service and warranty costs.

      Errors in our application suite may be caused by defects in third-party software incorporated into our application suite. If so, we may not be able to fix these defects without the cooperation of these software providers. Since these defects may not be as significant to our software providers as they are to us, we may not receive the rapid cooperation that we may require. We may not have the contractual right to access the source code of third-party software and, even if we access the source code, we may not be able to fix the defect.

      Since our customers use our application suite for critical business applications, any errors, defects or other performance problems of our application suite could result in damage to the businesses of our customers. Consequently, these customers could delay or withhold payment to us for our software and services, which could result in an increase in our provision for doubtful accounts or an increase in collection cycles for accounts receivable, both of which could disappoint investors and result in a significant decline in our stock price. In addition, these customers could seek significant compensation from us for their losses. Even if unsuccessful, a product liability claim brought against us would likely be time consuming and costly and harm our reputation, and thus our ability to license new customers. Even if a suit is not brought, correcting errors in our application suite could increase our expenses.

If we are unable to respond to rapid market changes due to changing technology and evolving industry standards, our future success will be adversely affected.

      The market for our products is characterized by rapidly changing technology, evolving industry standards and product introductions and changes in customer demands. Our future success will depend to a substantial degree on our ability to offer products and services that incorporate leading technology, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that (1) our technology or systems may become obsolete upon the introduction of alternative technologies, such as products that better manage various types of content and enable collaboration; and (2) we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies or service offerings.

Our products may lack essential functionality if we are unable to obtain and maintain licenses to third-party software and applications.

      We rely on software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. For example, we license Application Builder from Autonomy, Inc., Search ’97® from Verity, Inc. and Outside In Viewer Technology® and Outside In HTML Export® from Stellent, Inc. The functionality of our product suite, therefore, depends on our ability to integrate these third-party technologies into our products. Furthermore, we may license additional software from third parties in the future to add functionality to our products. If our efforts to integrate this third-party software into our products are not successful, our customers may not license our products and our business will suffer.

      In addition, we would be seriously harmed if the providers from whom we license software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to us on commercially reasonable terms or at all. Our license agreements with Autonomy, Inc., Verity, Inc. and Stellent, Inc. expire in December 2004, January 2003 and March 2005, respectively. Each of these license agreements may be renewed only with the other party’s written consent. The loss of, or inability to maintain or obtain licensed software, could result in shipment delays or reductions. Furthermore, we may be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

We may not successfully enter international markets or generate significant revenues abroad, which could harm our business.

      We have established sales offices in the United Kingdom, Germany and France. If we fail to successfully license our application suite in international markets, our business could be harmed. We anticipate devoting significant resources and management attention to expanding international opportunities. Expanding internationally subjects us to a number of risks, including:

•	greater difficulty in staffing and managing foreign operations;

•	expenses associated with foreign operations and compliance with applicable laws;

•	changes in a specific country’s or region’s political or economic conditions;

•	expenses associated with localizing our product for foreign countries;

•	differing intellectual property rights;

•	protectionist laws and business practices that favor local competitors;

•	longer sales cycles and collection periods or seasonal reductions in business activity;

•	multiple, conflicting and changing governmental laws and regulations; and

•	foreign currency restrictions and exchange rate fluctuations.

We are the target of several securities class action complaints and other litigation, which could result in substantial costs and divert management attention and resources.

      During 2001, several securities class action complaints were filed against us, the underwriters of our initial public offering, our directors and certain of our officers in the United States District Court for the Southern District of New York. The complaint alleges that the underwriters entered into certain arrangements with investors in connection with our initial public offering, and that these alleged arrangements should have been and were not disclosed in our registration statement and prospectus. The complaints seek unspecified monetary damages and attorneys fees and other costs. All of these cases have been consolidated for pretrial purposes. We believe that we have meritorious defenses against the lawsuits and intend to defend ourselves vigorously.

      In the past, other types of securities class action litigation have been brought against companies following a decline in the market price of their securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years and, as a result, technology companies have been subject to a greater number of securities class action claims than companies in other industries. We may be the target of additional securities class action litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources, which could harm our business.

      In addition, we are involved in other litigation in the ordinary course of business. Because of the uncertainty related to both the amount and range of loss related to this matter, our management is unable to make reasonable estimates of the liability that could result from an unfavorable outcome in this action. An unfavorable outcome could materially impact our consolidated results of operations and financial position.

If we are unable to protect our intellectual property or become subject to intellectual property infringement claims, we may lose a valuable asset or incur costly and time-consuming litigation.

      Our success depends in part on the development and protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. To protect our proprietary technology, we rely primarily on a combination of trade secret, copyright, trademark and patent laws, as well as confidentiality procedures and contractual restrictions.

      To date, we have only one issued patent. We presently have additional United States and foreign patent applications pending. It is possible that some or all of the patents that we have applied for will not be issued, and even if issued, that some or all may be successfully defended. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages or that the patents of others will harm our ability to do business.

      Despite our efforts to protect our proprietary rights and technology, unauthorized parties may attempt to copy aspects of our products or obtain the source code to our software or use other information that we regard as proprietary or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our product. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results and financial condition.

      It is possible that in the future, a third party may bring suit claiming that we or our current or future products infringe their patents, trade secrets or copyrights. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. We have only one patent that we could use defensively against any company bringing such a claim. If our product was found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our product. Royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all, which could harm our business.

We may be unable to retain our current key personnel and attract additional qualified personnel to operate and expand our business.

      Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, such as Mahmood M. Panjwani, our President and Chief Executive Officer, Rafiq R. Mohammadi, our Chief Technology Officer, and Joseph S. Campbell, our Chief Operating Officer. We may not be successful in attracting or retaining qualified personnel in the future. None of our senior management or other key personnel is bound by an employment agreement. If we lose one or more of these key employees, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other high technology companies, we face intense competition for qualified personnel.

Our revenues will not increase if we fail to successfully manage our growth and expansion.

      Our historical growth has placed, and is likely to continue to place, a significant strain on our limited resources. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among our executive, research and development, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could seriously harm our business and operating results.

We may be unable to meet our future capital requirements, which would limit our ability to grow.

      We may need to seek additional funding in the future. We do not know if we will be able to obtain additional financing on favorable terms, if at all. In addition, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

Intangible asset risk.

      We have approximately $3.4 million in goodwill, $849,000 of intangible assets and $760,000 of prepaid license royalties to third parties. At December 31, 2001, we believe our goodwill, intangible assets and prepaid license royalties are recoverable. However, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate the recoverability of these assets. We must continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

There may be sales of a substantial amount of our common stock in the near future that could cause our stock price to fall.

      Some of our current stockholders hold a substantial number of shares, which they are able to sell in the public market, subject to restrictions under the securities laws and regulations. Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS 142, we will cease to amortize $3.4 million of goodwill. We had recorded approximately $7.1 million of amortization on these amounts during 2001 and would have recorded $3.4 million of amortization during 2002. In addition, we will be required to perform an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

•	Step 1 — We will compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we will move on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — We will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. We will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

      We expect to complete this review during the first quarter of 2002. At December 31, 2001, we had one reporting unit for the entire company. We do not expect to record an impairment charge upon completion of the initial review. However, there can be no assurance that at the time the review is completed a material impairment charge may not be recorded.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001 and its provisions are to be applied prospectively. We are currently assessing the impact of SFAS No. 144 on our consolidated financial position and results of operations.

      In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these issues. In September 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. We are currently assessing the impact of the adoption of these issues on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Our investment portfolio consisted of fixed income securities of $39.8 million as of December 31, 2001 and $41.3 million as of December 31, 2000. These investment securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2001 and December 31, 2000, the decline in the fair value of the portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows. A summary of our portfolio investments is included in Note 4 to the financial statements.

      Quantitative and qualitative disclosure about market risk is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Information (Unaudited)

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2001	2001	2001	2001

	(In thousands, except per share amounts)
Total revenues	$11,265	$9,113	$9,822	$8,662
Gross profit	9,438	7,271	7,984	7,036
Total operating expenses	12,365	14,637	13,574	12,463
Loss from operations	(2,927)	(7,366)	(5,590)	(5,427)
Net loss	(2,614)	(6,950)	(5,178)	(5,008)
Basic and diluted net loss per common share	(0.11)	(0.30)	(0.22)	(0.22)
Shares used in computing basic and diluted net loss per common share	23,538	23,412	23,263	23,071

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2000	2000	2000	2000

	(In thousands, except per share amounts)
Total revenues	$8,014	$6,373	$8,439	$7,182
Gross profit	6,384	4,820	6,944	5,854
Total operating expenses	11,481	9,799	7,718	6,615
Loss from operations	(5,097)	(4,979)	(774)	(761)
Net loss	(4,556)	(4,433)	(77)	(48)
Basic and diluted net loss per common share	(0.20)	(0.19)	(0.00)	(0.00)
Shares used in computing basic and diluted net loss per common share	22,914	22,764	21,550	21,289

      We believe that period-to-period comparisons of our consolidated financial results should not be relied upon as an indication of future performance. The operating results of many software companies reflect seasonal trends, and our business, financial condition and results of operations may be affected by such trends in the future. These trends may include higher revenues in the fourth quarter as many customers complete annual budgetary cycles and lower revenues in the summer months when many businesses experience lower sales, particularly in the European market. Also, for example, in the third quarter of 2001, our operating expenses increased $1.1 million from the prior quarter primarily due to the $1.2 million restructuring charge.

      The consolidated financial statements required by this item are submitted as a separate section of this Annual Report on Form 10-K. See Item 14.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

      Certain information required by Part III is omitted from this Annual Report on Form 10-K since we will file a definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 13, 2002, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated by reference to the section entitled “Executive Compensation and Other Matter” in our definitive Proxy Statement.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the section entitled “Proposal Number One Election of Directors — Directors and Officers” and “Executive Compensation and Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in the Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report:

      1. Consolidated Financial Statements:

Independent Accountants’ Report

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders’ Equity and Comprehensive loss at December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

           Notes to Consolidated Financial Statements

      2. Financial Statement Schedule:

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Description	of Period	Expenses	Write-offs	Period

	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2001	$248	$91	$62	$277
Year ended December 31, 2000	$135	$164	$51	$248
Year ended December 31, 1999	$175	$40	$80	$135
Allowance for sales returns:
Year ended December 31, 2001	$134	$483	$475	$142
Year ended December 31, 2000	$77	$100	$43	$134
Year ended December 31, 1999	$75	$2	$—	$77
Deferred tax valuation allowance:
Year ended December 31, 2001	$3,403	$5,249	$—	$8,652
Year ended December 31, 2000	$2,237	$1,166	$—	$3,403
Year ended December 31, 1999	$1,742	$495	$—	$2,237

      3. Exhibits

      See Index to Exhibits hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter ended December 31, 2001.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders

of iManage, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 29 present fairly, in all material respects, the financial position of iManage, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 18, 2002

iMANAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,780	$24,056
Short-term investments	16,827	11,640
Accounts receivable, net of allowance for doubtful accounts of $277 and $248 in 2001 and 2000, respectively	9,577	10,655
Prepaid expenses and other current assets	2,279	2,041

Total current assets	45,463	48,392
Long-term investments	7,166	6,090
Property and equipment, net	2,423	3,568
Goodwill and other intangible assets, net	4,240	12,509
Other assets	1,566	2,788

Total assets	$60,858	$73,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit, current portion	$4,288	$4,083
Accounts payable	2,421	279
Accrued liabilities	5,043	4,001
Deferred revenues	10,731	8,902

Total current liabilities	22,483	17,265
Bank lines of credit, less current portion	1,412	2,345

Total liabilities	23,895	19,610

Commitments
Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized at December 31, 2001 and 2000; 23,607 shares and 23,165 shares issued and outstanding at December 31, 2001 and 2000, respectively	24	23
Additional paid-in capital	76,619	74,542
Deferred stock-based compensation	(555)	(1,285)
Notes receivable for common stock	(430)	(490)
Accumulated comprehensive income	136	28
Accumulated deficit	(38,831)	(19,081)

Total stockholders’ equity	36,963	53,737

Total liabilities and stockholders’ equity	$60,858	$73,347

See accompanying notes to consolidated financial statements.

iMANAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Revenues:
License	$24,545	$20,213	$14,257
Support and service	14,317	9,795	4,313

Total revenues	38,862	30,008	18,570

Cost of revenues:
License	1,376	1,165	773
Support and service	5,757	4,841	2,875

Total cost of revenues	7,133	6,006	3,648

Gross profit	31,729	24,002	14,922

Operating expenses:
Sales and marketing	28,574	17,845	10,929
Research and development	10,374	9,094	4,680
General and administrative	4,448	4,222	2,774
Amortization of intangible assets	8,449	4,452	—
Restructuring charge	1,194	—	—

Total operating expenses	53,039	35,613	18,383

Loss from operations	(21,310)	(11,611)	(3,461)
Interest income and other, net	1,680	2,619	718

Loss before provision for income taxes	(19,630)	(8,922)	(2,743)
Provision for income taxes	120	122	32

Net loss	$(19,750)	$(9,114)	$(2,775)

Basic and diluted net loss per common share	$(0.85)	$(0.41)	$(0.28)

Shares used in computing basic and diluted net loss per common share	23,288	22,130	9,988

See accompanying notes to consolidated financial statements

iMANAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Three Years Ended December 31, 2001

	Preferred Stock		Common Stock		Additional	Deferred		Accumulated		Total
					Paid-in	Stock-based	Notes	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Income	Deficit	Equity

	(In thousands)
Balances, December 31, 1998	8,033	$11,152	8,198	$8	$4,534	$(770)	$(372)	$—	$(7,192)	$7,360
Components of comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(2,775)	(2,775)
Other comprehensive loss	—	—	—	—	—	—	—	(42)	—	(42)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(2,817)
Exercise of common stock options	—	—	1,712	2	915	—	(630)	—	—	287
Stock options issued in exchange for services	—	—	—	—	208	—	—	—	—	208
Deferred stock-based compensation	—	—	—	—	6,612	(6,612)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	47	3,336	—	—	—	3,383
Repurchase of common stock	—	—	(167)	—	(750)	—	—	—	—	(750)
Conversion of preferred stock to common stock	(8,033)	(11,152)	8,033	8	11,144	—	—	—	—	—
Issuance of common stock in conjunction with initial public offering, net of offerings costs	—	—	4,140	4	41,153	—	—	—	—	41,157

Balances, December 31, 1999	—	—	21,916	22	63,863	(4,046)	(1,002)	(42)	(9,967)	48,828
Components of comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(9,114)	(9,114)
Other comprehensive income	—	—	—	—	—	—	—	70	—	70

Comprehensive loss	—	—	—	—	—	—	—	—	—	(9,044)
Exercise of common stock options	—	—	322	—	149	—	11	—	—	160
Stock issued for acquisition, net of expenses	—	—	1,007	1	10,820	—	—	—	—	10,821
Additional expenses of initial public offering	—	—	—	—	(93)	—	—	—	—	(93)
Repurchase of common stock	—	—	(149)	—	(134)	—	—	—	—	(134)
Stock issued under employee stock purchase plan	—	—	69	—	564	—	—	—	—	564
Deferred stock-based compensation	—	—	—	—	982	(982)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	(777)	2,911	—	—	—	2,134
Cancellation of options upon termination	—	—	—	—	(832)	832	—	—	—	—
Repayment of notes receivable	—	—	—	—	—	—	501	—	—	501

Balances, December 31, 2000	—	—	23,165	23	74,542	(1,285)	(490)	28	(19,081)	53,737
Components of comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(19,750)	(19,750)
Other comprehensive income	—	—	—	—	—	—	—	108	—	108

Comprehensive loss	—	—	—	—	—	—	—	—	—	(19,642)
Exercise of common stock options	—	—	296	1	363	—	—	—	—	364
Stock issued for technology acquisition, net of expenses	—	—	67	—	255	—	—	—	—	255
Repurchase of common stock	—	—	(78)	—	(33)	—	—	—	—	(33)
Stock issued under employee stock purchase plan	—	—	157	—	686	—	—	—	—	686
Deferred stock-based compensation	—	—	—	—	1,000	(1,000)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	(249)	1,541	—	—	—	1,292
Stock options issued in exchange for services	—	—	—	—	157	—	—	—	—	157
Deferred compensation related to restructuring	—	—	—	—	—	87	—	—	—	87
Cancellation of options upon termination	—	—	—	—	(102)	102	—	—	—	—
Repayment of notes receivable	—	—	—	—	—	—	60	—	—	60

Balances, December 31, 2001	—	$—	23,607	$24	$76,619	$(555)	$(430)	$136	$(38,831)	$36,963

See accompanying notes to consolidated financial statements.

iMANAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net loss	$(19,750)	$(9,114)	$(2,775)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,550	6,292	545
Amortization of deferred stock-based compensation	1,292	2,134	3,383
Provisions for doubtful accounts and sales returns	574	264	42
Restructuring charge	1,194	—	—
Stock options issued for services	157	—	208
Changes in operating assets and liabilities:
Accounts receivable	469	(5,269)	(1,552)
Prepaid expenses and other assets	849	(3,005)	(867)
Accounts payable and accrued liabilities	2,319	255	1,240
Deferred revenues	1,829	(166)	5,718

Net cash provided by (used in) operating activities	(517)	(8,609)	5,942

Cash flows from investing activities:
Purchases of property and equipment	(988)	(3,251)	(1,975)
Purchases of investments	(24,820)	(30,022)	(25,915)
Maturities and sales of investments	18,700	18,667	19,622
Acquisition of business, net of cash acquired	—	(6,140)	—

Net cash used for investing activities	(7,108)	(20,746)	(8,268)

Cash flows from financing activities:
Proceeds from bank line of credit	12,274	4,872	2,000
Payment of bank lines of credit	(13,002)	(444)	—
Payment of notes receivable from stockholders	60	501	—
Net proceeds from issuance of common stock	1,050	724	41,444
Repurchases of common stock	(33)	(134)	(750)
Other	—	(93)	—

Net cash provided by financing activities	349	5,426	42,694

Net increase (decrease) in cash and cash equivalents	(7,276)	(23,929)	40,368
Cash and cash equivalents at beginning of period	24,056	47,985	7,617

Cash and cash equivalents at end of period	$16,780	$24,056	$47,985

Supplemental disclosures of non-cash investing and financing activities:
Deferred stock-based compensation	$1,000	$982	$6,612

Issuance of common stock in exchange for note receivable	$—	$—	$630

Issuance of common stock for acquisitions and technology	$255	$10,821	$—

Conversion of preferred stock into common stock	$—	$—	$11,152

See accompanying notes to consolidated financial statements

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

      iManage, Inc. (the “Company”) provides collaborative content management software that enables businesses to efficiently manage and collaborate on critical business content across the extended enterprise. The Company’s product suite, iManage WorkSite, delivers document management, collaboration, portal access, workflow, knowledge management and business process automation in a single integrated Internet solution. The Company believes that iManage WorkSite improves communication and process efficiency, provides faster response times and a rapid return on investment for our customers.

2.     Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

      Revenues consist primarily of license, support and service revenues from our customers, which were primarily attributable to the iManage WorkSite suite of software applications. In addition, the Company receives fees from customers for providing deployment and integration services.

      The Company applies the provisions of Statement of Position 97-2, or (“SOP 97-2”), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the licensing of its software.

      The Company recognizes license revenue when persuasive evidence of an arrangement exists, the software has been delivered, the fee is considered fixed and determinable and collectibility is reasonably assured. Revenues from subscription license agreements, which include software, rights to future products and maintenance, are recognized ratably over the term of the subscription period. Revenues on shipments to resellers are generally recognized when the resellers sell the product to the end-user customer. For all sales, the Company uses either a binding purchase order or signed license agreement as persuasive evidence of an arrangement.

      At the time of the transaction, the Company assesses whether the fee associated with each transaction is fixed and determinable and collection is reasonably assured. The Company evaluates the payment terms associated with each transaction. If a portion of the fee is due after normal payment terms, which range from 30 days to 180 days from invoice date for legal customers and 30 days to 120 days for all others, the Company accounts for the transaction as the fees become due, assuming collection is reasonably assured. The Company assesses collectibility based on a number of factors, including past transaction history and overall credit-worthiness of the customer. The Company generally does not require collateral from its customers. If collection is not reasonably assured, fees are deferred and recognized as revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the residual

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method prescribed by SOP 98-9. This means that the Company defers revenue equivalent to the fair value of the undelivered elements until such time as the element is delivered to the customer. Fair values for the ongoing support obligations are based upon separate sales of support renewals sold to customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon the value of stand-alone sales of these services to customers.

      License arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

      The Company recognizes revenue for support services ratably over the contract term. Training and consulting services are billed based on hourly rates, and generally recognized as revenue as these services are performed. However, at the time of a transaction, the Company assesses whether any services included in the arrangement require the performance of significant work either to alter the underlying software or to build complex interfaces so that the software performs as requested. If these services are included as part of an arrangement, the Company recognizes the entire fee using the percentage of completion method. The Company estimates the percentage of completion based on an estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

Cash, Cash Equivalents and Short- and Long-Term Investments

      The Company considers all highly liquid investments with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts. Cash equivalents are recorded at cost, which approximates fair value.

      The Company’s investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes and U.S. government agency securities. Those investments with original maturities greater than three months at the balance sheet date and less than twelve months are considered short-term investments and those with original maturities greater than twelve months at the balance sheet date are considered long-term investments. Realized gains and losses are calculated using the specific identification method. There were no realized gains and losses in 2001, 2000 or 1999. In 2001, 2000 and 1999, unrealized gains (losses) totaled $143,000, $125,000 and $(42,000), respectively. Unrealized gains and losses are included as a separate component of accumulated comprehensive income and stockholders’ equity.

Risks and Concentrations

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, long-term investments, accounts payable and accrued liabilities. The Company maintains substantially all of its cash and cash equivalents and short- and long-term investments with two financial institutions domiciled in the United States. The Company performs ongoing evaluations of its customers’ financial condition and generally requires no collateral from its customers on accounts receivable.

      For 2001, 2000 and 1999, the Company derived 79.3%, 76.6% and 93.3% of its license revenues, respectively, from law firms and professional service firms. Also, the Company derived 43%, 54% and 61% of our revenues from resellers of our application suite for 2001, 2000 and 1999.

      The Company relies on software licensed from third parties, including software that is integrated with internally developed software and used to perform key functions.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three years. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful lives of the assets or the lease term, generally three years. Upon the sale or retirement of an asset, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations.

      Repair and maintenance expenditures, which are not considered improvements and do not extend the useful life of an asset are expensed as incurred.

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets

      The Company assesses the impairment of identifiable intangible assets, goodwill and property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and our market capitalization relative to net book value. The Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s business model. The Company also periodically assesses the impairment of enterprise-level goodwill.

Advertising

      The Company expenses advertising costs as incurred. Advertising costs expensed for 2001, 2000 and 1999 were $2.1 million, $1.9 million and $540,000, respectively.

Software Development Costs

      Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established at which time such costs are capitalized, subject to a net realizable value evaluation. Technology feasibility is established upon the completion of an integrated working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, the Company has charged all costs to research and development expense in the period incurred.

Income Taxes

      Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the consolidated statement of operations in the period the change is enacted. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts to be recovered.

Stock-based Compensation

      The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, or APB 25, Accounting for Stock Issued to Employees, and has elected to adopt the disclosure-only provisions of Statement of Financial Accounting

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standards (“SFAS”) No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation. The resulting stock-based compensation is amortized over the estimated term of the stock option, generally four years, using an accelerated approach. This accelerated approach is consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, or FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. Stock-based compensation to non-employees is based on the fair value of the option estimated using the Black-Scholes model on the date of the grant and revalued until vested. Compensation expense resulting from non-employee options is amortized to expense using an accelerated approach.

Business Segment and Major Customer Information

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

      The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented for purposes of making operating decisions and assessing financial performance. The financial information is identical to the information presented in the accompanying consolidated statements of operations; the Company had no significant foreign operations through December 31, 2000. For the year ended December 31, 2001, revenues derived from customers outside the United States represented 9% of total revenues. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.

      At December 31, 2001, one customer accounted for 16% of the accounts receivable balance. At December 31, 2000, one customer accounted for 15% of the accounts receivable balance. No customer accounted for more than 10% of the total revenues in 2001, 2000 and 1999.

Foreign Currency

      The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date and all revenue and expense items are translated using weighted-average exchange rates prevailing during the year. The resultant gains or losses from translation are charged or credited to accumulated comprehensive income and at December 31, 2001 were not significant. Foreign currency transaction gains and losses, which have not been material to date, are included in the consolidated statement of operations.

      At December 31, 2001, the Company did not hold any foreign currency derivative instruments.

Comprehensive Income and Loss

      Other comprehensive income and loss refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity and are excluded from net loss.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The comprehensive income (loss) comprises the following items:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Net loss	$(19,750)	$(9,114)	$(2,775)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	143	125	(42)
Translation adjustment	(35)	(55)	—

	108	70	(42)

Comprehensive loss	$(19,642)	$(9,044)	$(2,817)

      Accumulated other comprehensive income (loss) comprises the following:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Unrealized gain (loss) on available-for-sale investments	$226	$83	$(42)
Cumulative translation adjustment	(90)	(55)	—

	$136	$28	$(42)

Net Loss per Common Share

      Basic net loss per common share is computed using the weighted average number of outstanding shares of common stock during the period, excluding shares of restricted stock subject to repurchase. Dilutive net loss per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from options to purchase common stock and common stock subject to repurchase, using the treasury stock method.

      The following table reconciles net loss to basic and diluted net loss per common share:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Net loss	$(19,750)	$(9,114)	$(2,775)
Shares used in computing basic and diluted net loss per common share	23,288	22,130	9,988

Basic and diluted net loss per common share	$(0.85)	$(0.41)	$(0.28)

      The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

	(In t	housands)
Anti-dilutive securities:
Options to purchase common stock	5,297	3,479	1,567
Common stock subject to repurchase	20	262	697

	5,317	3,741	2,264

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these statements, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these issues. In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22, Accounting for ‘Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The Company is currently assessing the impact of the adoption of these EITF issues on its consolidated financial statements.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its consolidated financial statements.

      Also, in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS 142, the Company will cease to amortize $3.4 million of goodwill. The Company had recorded approximately $7.1 million of amortization on these amounts during 2001 and would have recorded $3.4 million of amortization during 2002. In addition, the Company will be required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

•	Step 1 — The Company will compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company will move on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — The Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. The Company will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company expects to complete this review during the first quarter of 2002. At December 31, 2001, the Company had one reporting unit for the entire company. The Company does not expect to record an impairment charge upon completion of the initial review. However, there can be no assurance that at the time the review is completed a material impairment charge may not be recorded.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001, and its provisions are to be applied prospectively. The Company is currently assessing the impact of SFAS No. 144 on its consolidated financial position and results of operations.

3.     Acquisition

      In June 2000, the Company completed the acquisition of ThoughtStar, Inc. (“ThoughtStar”). The Company issued 1,007,000 shares of its common stock with a fair market value on the closing date of $11.0 million and paid cash consideration of $5.2 million for all of the outstanding stock of ThoughtStar, including additional monies loaned prior to the completion of the merger. The Company incurred transaction costs consisting primarily of professional fees of $725,000 and incurred stock issuance costs of $215,000, resulting in a total purchase price of $17.0 million. The acquisition was accounted for as a purchase, and as such, the purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values on the date of acquisition. The results of operations of ThoughtStar have been included with the Company’s results of operations since the acquisition date.

      The fair value of the assets of ThoughtStar was determined through established valuation techniques used in the software industry. No significant tangible assets or liabilities were acquired. A summary of the consideration exchanged for these assets is as follows:

(In thousands)
Total purchase price	$16,961

Assets acquired:
Purchased technology	$1,900
Assembled workforce	400
Non-compete agreements	400
Goodwill	14,261

$16,961

      Amounts allocated to goodwill, assembled work force and non-compete agreements are amortized on a straight-line over two years. At December 31, 2001 and 2000, accumulated amortization related to these items totaled $12.9 million and $4.5 million. At December 31, 2001 and 2000, accumulated amortization related to goodwill totaled $10.9 million and $3.7 million.

      In addition to the consideration noted above, iManage granted 89,000 common stock options with an exercise price of $0.01 to former ThoughtStar employees in exchange for 1,648,000 fully vested and exercisable ThoughtStar stock options. On the date of grant, these options had an intrinsic value of $982,000, which was recorded as deferred stock-based compensation, and are being amortized over the option vesting

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period of 2 years. At December 31, 2001 and 2000, deferred stock-based compensation related to these stock options totaled $249,000 and $646,000. During September 2001, the remaining $87,000 of deferred stock-based compensation was charged to expense in connection with a restructuring of operations.

      Pro forma condensed results of operations for the combined Company as if the transaction had consummated at the beginning of each of the periods presented are as follows:

	Years Ended
	December 31,

	2000	1999

Revenues	$30,008	$18,570
Cost of revenues	6,006	3,648

Gross profit	$24,002	$14,922

Net loss	$(14,876)	$(13,329)

Basic and diluted net loss per common share	$(0.66)	$(1.21)

Shares used in computing basic and diluted net loss per common share	22,634	11,005

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

4.     Investments

      The following is a summary of the Company’s portfolio investments:

	December 31, 2001

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Money market funds	$15,786	$—	$—	$15,786
Corporate obligations	23,767	226	—	23,993

	$39,553	$226	$—	$39,779

Included in:
Cash and cash equivalents				$15,786
Short-term investments				16,827
Long-term investments				7,166

				$39,779

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2000

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$15,807	$—	$—	$15,807
Commercial paper	2,492	—	—	2,492
Corporate notes	5,253	—	—	5,253
U.S. government agencies	500	—	—	500
Corporate obligations	17,105	125	—	17,230

	$41,157	$125	$—	$41,282

Included in:
Cash and cash equivalents				$23,552
Short-term investments				11,640
Long-term investments				6,090

				$41,282

      The following is a summary of the Company’s portfolio investments by contractual maturity:

	December 31,

	2001	2000

	(In thousands)
Due in one year or less	$32,613	$35,192
Due after one year through two years	7,166	6,090

	$39,779	$41,282

5.     Property and Equipment

      Property and equipment consisted of the following:

	December 31,

	2001	2000

	(In thousands)
Computer software and equipment	$4,792	$3,930
Furniture and office equipment	1,182	1,261
Leasehold improvements	44	783

	6,018	5,974
Less accumulated depreciation and amortization	3,595	2,406

	$2,423	$3,568

      Depreciation expense was $2.0 million, $1.6 million and $458,000 in 2001, 2000 and 1999, respectively.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Other Assets

      Other assets consisted of the following:

	December 31,

	2001	2000

	(In thousands)
Technology licenses	$1,367	$1,420
Less accumulated amortization	(1,044)	(546)

	323	874
Note receivable	1,000	1,000
Other	243	914

	$1,566	$2,788

      In 2001 and 2000, the Company entered into technology license agreements including non-cancelable minimum payments. The present value of payments under these agreements is recorded as an asset and amortized over the terms of the agreements (generally three years) as the technological feasibility had been established for the product, which included the technology. Each of these license agreements may be renewed only with the other party’s written consent.

7.     Accrued Liabilities

      Accrued liabilities consisted of the following:

	December 31,

	2001	2000

	(In thousands)
Accrued compensation	$2,514	$1,965
Technology licenses	63	412
Professional services	598	372
Sales tax payable	580	360
Restructuring charge	448	—
Other	840	892

	$5,043	$4,001

8.     Restructuring Charge

      In September 2001, the Company implemented a plan to close its operations in Utah. The Company’s restructuring actions consisted primarily of the termination of approximately 20 positions in engineering, sales, marketing and administration. The functions performed in Utah have been combined with the Company’s Chicago operation. As a result of the restructuring, the Company recognized a charge of $1.2 million in the third quarter of 2001. The restructuring charge included $694,000 for employee severance, $150,000 for the write-off of intangible assets related to the ThoughtStar acquisition, $93,000 for the write-off of certain furniture and equipment and $257,000 related to facility closing costs. The remaining restructuring charge accrued at December 31, 2001 was $448,000 primarily related to personnel charges.

9.     Borrowings

      In March 1999, the Company entered into a line of credit agreement with a bank comprised of a revolving line of credit and an equipment line of credit. The line of credit agreement, which is collateralized by

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially all of the Company’s assets, intangible assets and intellectual property, includes covenant restrictions requiring the Company to maintain certain minimum financial ratios and profitability levels and limits the Company’s ability to declare and pay dividends.

      The revolving line of credit provides for borrowings of up to $4.0 million, which can be used at the discretion of the Company through March 31, 2002. Borrowings are limited to the lesser of 80% of eligible accounts receivable or $4.0 million ($1.0 million was available at December 31, 2001), bear interest at prime plus 0.25% and are due at March 31, 2002. At December 31, 2001, the Company had outstanding $3.0 million against this facility.

      The equipment line of credit, which bears interest at prime plus 0.50%, provides for borrowings of up to $5.0 million to finance the purchase of property and equipment. At December 31, 2001 and 2000, amounts outstanding under the equipment line of credit totaled $2.7 million and $3.4 million, respectively. Principal repayment began in March 2000 and will continue through February 2006 in monthly installments of principal and interest. In December 2001, the Company borrowed an additional $274,000 against this facility. The Company repaid $1.0 million and $444,000 of principal in 2001 and 2000, respectively, and, at December 31, 2001, $2.3 million was available.

      The interest expense was $254,000, $260,000 and $96,000 in 2001, 2000 and 1999, respectively. Cash paid for interest was $243,000, $260,000 and $96,000 in 2001, 2000 and 1999, respectively.

      Principal payments due under these line of credit facilities as of December 31, 2001 are as follows:

Years Ending December 31,	(In thousands)

2002	$4,288
2003	967
2004	307
2005	69
2006	69

$5,700

10.     Commitments and Contingencies

      The Company leases its main office facilities in San Mateo, California and Chicago, Illinois and various sales offices in the United States and Europe under non-cancelable operating leases, which expire in December 2001 and March 2003 for the San Mateo facility and April 2009 for the Chicago facility. Rent expense for 2001, 2000 and 1999 was $1.6 million, $1.1 million and $684,000, respectively. See Note 14 — Subsequent Event.

      Future minimum lease payments under operating leases as of December 31, 2001 were as follows:

Years Ending December 31,	(In thousands)

2002	$916
2003	381
2004	263
2005	274
2006	285
Thereafter	680

$2,799

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Beginning in July 2001, several securities class action complaints were filed against the Company, the underwriters of the Company’s initial public offering, its directors and certain officers in the United States District Court for the Southern District of New York. The complaint alleges that the underwriters entered into certain arrangements with investors in connection with the initial public offering, and that these alleged arrangements should have been and were not disclosed in the Company’s registration statement and prospectus. The complaints seek unspecified monetary damages, attorneys’ fees and other costs. The Company is aware that similar allegations have been made in lawsuits challenging over 300 other public offerings conducted in 2001, 2000 and 1999. All of these cases have been consolidated for pretrial purposes before a judge in the Southern District of New York. The time to respond to the complaints has been stayed pending the Court’s decisions regarding coordination of the cases. While the Company believes that it has meritorious defenses against the lawsuits and intends to defend itself vigorously, there can be no assurance that these lawsuits will be resolved without costly litigation or in a manner that is not adverse to the Company’s consolidated financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

11.     Stockholders’ Equity

Initial Public Offering

      On November 17, 1999, the Company completed its initial public offering of 4,140,000 shares of its common stock, which included 540,000 shares issued in connection with the exercise of the underwriters’ over allotment, at $11 per share. Net proceeds of the offering were approximately $41.1 million, after deducting underwriter discounts, commissions and other offering expenses. Simultaneously with the closing of the initial public offering, all 8,033,000 shares of the Company’s convertible preferred stock were automatically converted into 8,033,000 shares of common stock.

Common Stock

      Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2001.

      At December 31, 2001, 2000 and 1999, 20,000, 262,000 and 697,000 shares of common stock were subject to the Company’s right of repurchase at the shares’ original issuance price. Weighted average original issuance price, per share, of these common shares was $0.51, $0.55 and $0.72 in 2001, 2000 and 1999 respectively. The Company’s right to repurchase these shares lapses ratably over periods through September 2003.

      In November 1999, the Company purchased approximately 167,000 shares of outstanding common stock from an officer of the Company for approximately $750,000. These shares were recorded as treasury shares by the Company and subsequently reissued in the initial public offering.

Preferred Stock

      At December 31, 2001, the Company has 2,000,000 authorized shares of preferred stock with a $0.001 par value, of which none were issued and outstanding.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Plans

      At December 31, 2001, the Company had two stock option plans, and an Employee Stock Purchase Plan.

Employee Stock Purchase Plan

      In November 1999, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, the maximum aggregate number of shares of stock that may be issued under the ESPP is 500,000, cumulatively increased on January 1, 2001 and each January 1 thereafter until and including January 1, 2009 by an amount equal to the lesser of (a) two percent (2%) of the issued and outstanding shares of common stock as of the preceding December 31, (b) 500,000 shares or (c) a lesser amount of shares determined by the Board of Directors. During each six-month offering period, employees can choose to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the common stock is 85% of the lesser of the fair value as of the beginning or ending of the offering period. A total of 157,000 and 69,000 shares of common stock were issued under the ESPP for 2001 and 2000, respectively. At December 31, 2001, 274,000 shares were available for issuance.

1997 Stock Option Plan

      The Company has reserved 7,158,249 shares of common stock for issuance under the 1997 Stock Incentive Plan (“1997 Plan”). Automatic annual increases in the shares reserved for issuance occur beginning in 2001 equal to the lesser of (i) 1,200,000 common shares, (ii) 5% of the outstanding common shares of the Company at the last day of the preceding year, or (iii) a lesser amount as determined by the Board of Directors.

      The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price. The options vest and are exercisable at times and increments as specified by the Board of Directors and expire ten years from date of grant. Options granted under the 1997 Plan generally become exercisable 25% one year after the date of the option holders’ date of employment and thereafter ratably over three years.

      Under the 1997 Plan, automatic grants for non-employee directors are as follows: (i) initial grants of options to purchase common shares over three years for any newly elected directors following the initial public offering and (ii) annual grants of options to purchase common stock to be granted at the Company’s annual meeting which will become exercisable after one year.

2000 Non-Officer Stock Option Plan

      The Company has reserved 1,750,000 shares of common stock for issuance under the 2000 Non-Officer Stock Option Plan (“2000 Plan”). Options may be granted at the discretion of the Board of Directors to eligible employees and consultants.

      The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and the exercise price. The exercise price shall generally not be less than 85% of the fair market value of the Company’s stock on the grant date of the option. Options granted under the 2000 Plan generally become exercisable 25% one year after the date of the option holders’ date of employment and thereafter ratably over three years and expire ten years from the date of the grant.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity under the Company’s stock option plans is as follows:

	Years Ended December 31,

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

	(In thousands, except per share data)
Outstanding, beginning of period	3,479	$3.78	1,567	$3.69	1,620	$0.27
Granted	3,155	2.94	2,542	3.51	1,740	3.63
Exercised	(296)	1.25	(321)	0.50	(1,712)	0.53
Canceled	(1,041)	3.93	(309)	5.22	(81)	0.86

Outstanding, end of period	5,297	3.40	3,479	3.78	1,567	3.69

Exercisable, end of period	1,881	3.85	1,599	3.94	467	6.46

Weighted average fair value of options granted with exercise prices equal to fair value at date of grant	3,147	2.98	2,452	3.64	—	—
Weighted average fair value of options granted with exercise price less than fair value at date of grant	8	0.01	90	0.01	1,740	3.63

      The following table summarizes information about stock options as of December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of	Contractual	Exercise	of	Exercise
Exercise Prices	Options	Life (Years)	Price	Options	Price

	(Option amounts in thousands)
$0.01 to $ 1.80	339	6.83	$0.95	239	$0.82
$2.51	2,078	9.31	2.51	105	2.51
$2.88 to $ 3.44	1,581	8.81	3.17	1,030	3.02
$3.81 to $ 9.00	1,069	9.25	4.76	292	5.25
$9.90 to $11.00	230	7.94	10.04	215	9.98

	5,297			1,881

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Stock-based Compensation

      The amortization of deferred stock-based compensation relates to the following items in the accompanying consolidated statement of operations:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Cost of revenues	$46	$127	$143
Sales and marketing	767	951	2,401
Research and development	504	684	500
General and administrative	132	372	547

	$1,449	$2,134	$3,591

      Amortization of deferred stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

      During 2001, 1999 and 1998, the Company issued options to purchase shares of its common stock to certain employees totaling 460,000, 1.7 million and 967,000, respectively, under the 1997 Plan and outside the 1997 Plan with weighted average exercise prices of $0.70, $3.63 and $0.32 per share, respectively, which were below the deemed fair value of the Company’s common stock at the date of grant. The weighted average deemed fair value of the underlying common stock was $2.88, $7.02 and $1.47 in 2001, 1999 and 1998, respectively. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the deemed fair value of the Company’s stock at the date of grant. This deferred compensation is amortized to expense over the period during which the Company’s right to repurchase the stock lapses or options become exercisable, generally four or five years consistent with the method described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. At December 31, 2001, the Company had recorded deferred stock-based compensation related to these options in an amount of $11.2 million, of which $1.5 million, $2.9 million and $3.4 million had been amortized to expense during 2001, 2000 and 1999, respectively.

      During 2001, the Company granted options to purchase common stock at exercise prices ranging from $0.01 to $5.09 per share to non-employee engineers for consulting services, when the deemed fair market value of the Company’s common stock ranged from $4.40 to $5.09 per share. These options were fully vested upon grant and were valued at a total of $157,000 using the Black-Scholes pricing model with the following assumptions: 10 year terms, volatility ranging from 102% to 132%, discount rate ranging from 4.97% to 5.11% and 0% dividend rate. This $157,000 was expensed immediately as options related to services provided prior to the grant date.

      During 1999, the Company granted options to purchase common stock at exercise prices ranging from $0.60 to $1.50 per share to non-employee engineers for consulting services, when the deemed fair market value of the Company’s common stock ranged from $4.29 to $7.41 per share. These options were 100% vested upon grant and were valued at $208,000 using the Black-Scholes pricing model with the following assumptions: 10 year terms, 55% volatility, 5.73% discount rate and 0% dividend rate. This $208,000 was expensed immediately as these options related to services provided prior to the grant date.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortization of deferred stock-based compensation is comprised of the following categories:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Employee stock-based compensation	$1,541	$2,911	$3,383
Non-employee stock-based compensation	157	—	8
Cancellation of options upon termination	(249)	(777)	—

	$1,449	$2,134	$3,591

Notes Receivable for Common Stock

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

Pro Forma Net Loss and Net Loss Per Share

      The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value at the grant date for the awards for the years ended December 31, 2001, 2000 and 1999, the Company’s net loss and basic and diluted net loss per common share would have been as follows:

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except
	per share amounts)
Net loss:
As reported	$(19,750)	$(9,114)	$(2,775)
Pro forma	$(25,722)	$(14,239)	$(3,067)
Basic and diluted net loss per common share:
As reported	$(0.85)	$(0.41)	$(0.28)
Pro forma	$(1.10)	$(0.64)	$(0.31)

      As the provisions of SFAS 123 have only been applied to stock options granted since the 1997 Plan’s inception, the impact of the pro forma stock-based compensation cost will likely continue to increase as the vesting period for the Company’s options and the period over which the stock-based compensation is charged to expense is generally four years.

      The estimated weighted average value of options granted under the Plan, during 2001, 2000 and 1999 was $2.72, $3.77 and $1.02 per share, respectively. The value of each is estimated on the date of grant using the

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum value method prior to the effective date of the Company’s initial public offering and the Black-Scholes option valuation method thereafter, with the following weighted-average assumptions:

	2001	2000	1999

Expected life of option	5 years	5 years	5 years
Risk-free interest rate	4.38%	6.03%	5.68%
Dividend yield	0.00%	0.00%	0.00%
Volatility (used in the Black-Scholes model after initial public offering)	125%	158%	70%

      The estimated weighted-average value of purchase rights granted under the ESPP during 2001 and 2000 was $2.44 and $8.18 per share. The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	2001	2000

Expected life of option	6 months	6 months
Risk-free interest rate	1.82%	5.85%
Dividend yield	0.00%	0.00%
Volatility	125%	158%

      The aggregate fair value of purchase rights granted in 2001 and 2000 was $332,000 and $729,000.

12.     401(k) Retirement Plan

      The Company sponsors an employee retirement plan intended to qualify under section 401(k) of Internal Revenue Code. Eligible employees may contribute up to 20% of eligible compensation, subject to annual limitations, and are fully vested in their own contributions. The Company made matching contributions of 25% up to the first 6% of the employee’s compensation, which is contributed and vests ratably over a four-year period. Annual amounts contributed by the Company under the plan are $180,000 and $141,000 in 2001 and 2000, respectively.

13.     Income Taxes

      The individual components of the Company’s deferred tax assets are as follows:

	December 31,

	2001	2000

	(In thousands)
Net operating loss carryforward	$5,796	$1,668
Depreciation and amortization	401	337
Allowance for doubtful accounts	165	83
Accrued liabilities	702	803
Research and development credits	1,472	512

Total deferred tax assets	8,536	3,403
Less valuation allowance	(8,536)	(3,403)

Net deferred tax assets	$—	$—

      The components of the net change in the valuation allowance for the years ended December 31, 2001, 2000 and 1999 were increases of $5.1 million, $1.2 million and $495,000, respectively.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The principal items accounting for the difference between income tax provision at the U.S. statutory rate and the provision for income taxes reflected in the consolidated statements of operations are as follows:

	Years Ended December 31,

	2001	2000	1999

Federal statutory rate	34%	34%	34%
State taxes	5	5	5
Tax credits	3	—	—
Amortization	(15)	(17)	—
Deferred compensation	(3)	(8)	(44)
Other	1	(2)	4
Net operating losses and tax credits, not benefited	(25)	(13)	—

	0%	(1)%	(1)%

      At December 31, 2001, the Company has net operating loss carryforwards available to reduce future income subject to income taxes for federal and state income tax purposes of approximately $15.4 million and $20.0 million, respectively. Deferred tax assets and the related valuation allowance include approximately $200,000 related to certain U.S. operating loss carryforwards resulting from the exercise of stock options, the tax benefit, if recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

      Net operating loss carryforwards expire from 2003 to 2021. In addition, the Company has research and development tax credit carryforwards of approximately $1.0 million for federal income tax purposes and $642,000 for state income tax purposes at December 31, 2001, which expire from 2013 to 2021.

      Pursuant to the provisions of Section 382 of the Internal Revenue Code, utilization of net operating losses is subject to annual limitations due to a greater than 50% change in ownership of the Company which occurred during 1998 and 1999.

      Cash paid for income taxes was $62,000, $122,000 and $111,000 in 2001, 2000 and 1999, respectively.

14.     Related Party Transactions

      The Company’s Chief Executive Officer is the owner of a consulting company, which subleased space from the Company and provided services to the Company including accounting and employee recruitment in 2001, 2000 and 1999. In addition, the Company reimbursed the consulting company for certain travel expenses and other services incurred on its behalf and for the use of certain assets. Additionally, the Company hired certain of the consulting company’s consultants to provide software development services.

      Amounts included in net loss which were paid, received or due to or from this related party are as follows:

	Years Ended
	December 31,

	2001	2000	1999

	(In thousands)
Sublease rent income	$52	$92	$85
Consulting and other services expense	129	439	757

      On April 5, 2000, the Company made a loan to its former Chief Financial Officer of $1.0 million. The loan bears interest at 5% per annum and principal and interest will become due on the earlier of December 31, 2008 or the date upon which the former Chief Financial Officer will have the ability to sell common stock, subject to Company policy, if applicable, at a price of $20 per share or higher. The loan is collateralized by

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

165,000 shares of the Company’s common stock currently beneficially owned by the former Chief Financial Officer and any additional shares of common stock that became beneficially owned as a consequence of the exercise of 170,000 common stock options currently held by the former Chief Financial Officer. See Note 6 — Other Assets.

15.     Significant Customer Information and Segment Reporting

      The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented for purposes of making operating decisions and assessing financial performance. The financial information is identical to the information presented in the accompanying consolidated statements of operations and the Company had no significant foreign operations through December 31, 2000. For 2001, revenues derived from customers outside the United States were 9% of total revenues. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.

      At December 31, 2001, one customer accounted for 16% of the accounts receivable balance. At December 31, 2000, one customer accounted for 15% of the accounts receivable balance. No customer accounted for more than 10% of the total revenues in 2001, 2000 and 1999.

16.     Subsequent Event

      The Company leased an office facility on January 17, 2001 and moved its main office facilities from San Mateo, California to Foster City, California on February 15, 2002.

      Future minimum lease payments under this lease agreement are as follows:

Years Ending December 31,
(In thousands)
2002	$648
2003	724
2004	746
2005	768
2006	791
Thereafter	1,444

$5,121

      The Company obtained a $177,000 standby letter of credit from a financial institution on January 16, 2002, in lieu of security deposits for leased office space. No amounts have been drawn against the letter of credit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

IMANAGE, INC.

By:	/s/ MAHMOOD M. PANJWANI

Mahmood M. Panjwani
President, Chief Executive Officer
and Chairman of the Board

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mahmood M. Panjwani and John E. Calonico, Jr., and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAHMOOD M. PANJWANI Mahmood M. Panjwani	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2002
/s/ JOHN E. CALONICO, JR. John E. Calonico, Jr.	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ RAFIQ R. MOHAMMADI Rafiq R. Mohammadi	Chief Technology Officer, Vice President of Engineering and Director	March 29, 2001
/s/ MARK W. PERRY Mark W. Perry	Director	March 29, 2001
/s/ THOMAS L. THOMAS Thomas L. Thomas	Director	March 29, 2001
/s/ MOEZ R. VIRANI Moez R. Virani	Director	March 29, 2001

iMANAGE, INC.

EXHIBITS TO FORM 10-K ANNUAL REPORT

For the year ended December 31, 2001

Exhibit
Number	Description of Document

2.1*	Agreement and Plan of Reorganization, dated as of April 11, 2000 by and among iManage, Inc., a Delaware corporation, NetRight Technologies, Inc., a Delaware corporation and a wholly-owned subsidiary of iManage, Inc., and ThoughtStar, Inc., a Delaware corporation.
3.1**	Restated Certificate of Incorporation of iManage, Inc.
3.2**	Amended and Restated Bylaws of iManage, Inc.
4.1****	Amended and Restated Rights Agreement as of May 5, 2000.
10.1**	Form of Indemnification Agreement for directors and executive officers.
10.2**	1997 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.
10.3**	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.
10.4**	Loan and Security Agreement dated March 31, 1999 between Silicon Valley Bank and the Company.
10.5†	Loan Modification Agreement dated March 30, 2001 between Silicon Valley Bank and the Company.
10.6***	Office Lease for 2121 S. El Camino Real, San Mateo, California between Cornerstone Properties I, LLC and the Company dated November 30, 1998, as amended to date.
10.7**	Office Building Lease for 55 East Monroe Street between TST 55 East Monroe, LLC and the Company dated January 1999, as amended to date.
10.8**	Sublease between the Company and Q-Image Corporation dated December 5, 1998.
10.9****	Employment Agreement, dated September 25, 1998, between iManage, Inc. and Mark Culhane.
10.10****	Employment Agreement, dated September 7, 2000, between iManage, Inc. and Joseph Campbell.
10.11****	Secured Promissory Note dated April 5, 2000 by Mark Culhane to iManage, Inc. Stock Pledge Agreement dated April 5, 2000 by and between Mark Culhane, the Culhane
10.12****	Family Revocable Trust and iManage, Inc.
10.13	Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002.
21****	Subsidiaries of iManage, Inc.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (see signature page).

*	Filed with the Registrant’s Report on Form 8-K for June 21, 2000.

**	Filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-86353) on September 1, 1999, as amended

***	Filed with the Registrant’s Report on Form 10-K for the year ended December 31, 1999.

****	Filed with the Registrant’s Report on Form 10-K for the year ended December 31, 2000.

†	Filed with the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001.