Form 10-K/A
period 2001-12-31
IMANAGE INC
filed 2002-04-30
CIK 1093242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

TO
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on April 1, 2002 as reported on the Nasdaq National Market was approximately $90,716,000. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

      The number of shares outstanding of the registrant’s Common Stock as of April 1, 2002 was approximately 23,837,800.

      We are amending Part III of iManage, Inc.’s Report on Form 10-K for its fiscal year ended December 31, 2001 to read in its entirety as follows:

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The table below sets forth the names and certain information of our directors and executive officers as of April 30, 2002:

			Director
Name	Principal Occupation with iManage	Age	Since

Mahmood M. Panjwani	Chairman of the Board of Directors, President and Chief Executive Officer	43	1995
Rafiq R. Mohammadi	Director, Chief Technology Officer and Senior Vice President, Engineering	41	1995
Mark W. Perry	Director	58	1998
Thomas L. Thomas	Director	53	2001
Moez R. Virani	Director	46	1996
Joseph S. Campbell	Chief Operating Officer	43	—
John E. Calonico, Jr.	Chief Financial Officer and Secretary	45	—
Daniel A. Carmel	Vice President, Marketing and Business Development	40	—

      Mahmood M. Panjwani is a co-founder of iManage and has served as our President, Chief Executive Officer and Chairman of the Board of Directors since October 1995. In August 1988, Mr. Panjwani founded Q-Image Corporation, a consulting services company, and served as its President and Chairman of the Board of Directors until December 1997.

      Rafiq R. Mohammadi is a co-founder of iManage and has served as our Chief Technology Officer and as one of our directors since October 1995. Between 1985 and 1995, Mr. Mohammadi co-founded and served as President of M/H Manage, a company that developed and distributed software that converted documents between different platforms and formats.

      Mark W. Perry has been one of our directors since September 1998. From October 1995 to May 1996, Mr. Perry was a consultant to New Enterprise Associates, a venture capital firm and one of our major stockholders. Mr. Perry is currently a general partner at New Enterprise Associates, a position he has held since June 1996. From May 1994 to December 1995, Mr. Perry was president and chief executive officer of ViewStar Corporation, a client/server software company. From 1985 to April 1994, Mr. Perry was an executive at Silicon Graphics. Mr. Perry serves on the boards of directors of several private companies.

      Thomas L. Thomas has been Chief Executive Officer of HAHT Commerce, Inc., a developer of B2B software applications, since December 2000. From February 2000 through November 2000, Mr. Thomas was the Chief Executive officer and Chairman of Ajuba Solutions. From February 1999 through January 2000, Mr. Thomas served as Chief Executive Officer and was a member of the Board of Directors of Vantive Corporation. He served as Senior Vice President, Global Information Systems and Chief Information Officer of 3Com Corporation from August 1996 until April of 1999. From September 1995 to July 1996 he was Vice President, Global Information Systems and Chief Information Officer of 3Com Corporation. From 1993 to 1995 he was Vice President and Chief Information Officer of Dell Computer Corporation. From 1987 to 1993 he was Vice President of Management Information Systems at Kraft General Foods. Mr. Thomas serves on the Board of Directors of Odetics, Inc. as well as three private companies.

      Moez R. Virani has been one of our directors since December 1996. Mr. Virani has been a partner at Mohr Davidow Ventures, a venture capital firm, since July 1999. From January 1998 to June 1999, Mr. Virani served as the Chief Financial Officer of Ziff-Davis Events, Inc., a media company. From February 1995 to

December 1997, Mr. Virani was the Chief Financial Officer and Chief Operating Officer of SOFTBANK Forums, Inc., a wholly-owned subsidiary of SOFTBANK, Inc. From 1984 to 1995, Mr. Virani worked for Sun Microsystems in a variety of senior domestic and international finance positions.

      Joseph S. Campbell has served as our Chief Operating Officer since October 2001. From October 2000 to October 2001, Mr. Campbell served as Executive Vice President, Field Operations. From February 1999 to September 2000, Mr. Campbell was the Executive Vice President of Sales at Alventive, Inc. From November 1997 to January 1999, Mr. Campbell was the Executive Vice President of Field Operations at Continuous, Inc. Mr. Campbell worked for Banyon Systems, Inc. from July 1990 to July 1997, serving as Senior Vice President for Worldwide Field Operations from March 1996 to July 1997.

      John E. Calonico, Jr. has served as our Chief Financial Officer and Secretary since January 2002. From March 200 to December 2001, Mr. Calonico served as Chief Financial Officer of Blue Martini Software, Inc. From February 1999 to February 2000, Mr. Calonico served as Vice President and Chief Financial Officer of GlobalCenter, Inc., a division of Global Crossing, Ltd. From November 1997 to January 1999, Mr. Calonico served as Vice President of Finance for BEA Systems, Inc. From April 1990 to November 1997, Mr. Calonico held various management positions including Vice President of Finance at Autodesk, Inc.

      Daniel A. Carmel has served as our Vice President, Marketing and Business Development since June 2001. From July 1999 to January 2001, Mr. Carmel was Vice President, Worldwide Marketing for Selectica, Inc. Mr. Carmel held various marketing and executive positions at Sonnet Financial, Inc. between September 1994 and June 1999.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth information for the years ended December 31, 2001, 2000 and 1999 concerning the total compensation of our Chief Executive Officer, our three other executive officers acting in such capacity at December 31, 2001 whose salary and bonus for the year ended December 31, 2001 exceeded $100,000 and two additional individuals who were among our four most highly compensated executive officers for the year ended December 31, 2001 and whose salary and bonus exceeded $100,000 but who were not acting in such capacity at December 31, 2001, the “Named Executive Officers”:

				Long Term
				Compensation

				Awards

				Number of
		Annual Compensation		Securities
				Underlying
Name and Principal Position	Year	Salary(1)	Bonus(1)	Options

Mahmood M. Panjwani	2001	$300,000	$111,680	350,000
President and Chief Executive Officer	2000	250,000	—	—
	1999	205,000	61,500	100,000
Joseph S. Campbell(2)	2001	$193,750	$156,250	250,000
Chief Operating Officer	2000	43,750	43,750	460,000
Daniel A. Carmel(3)	2001	$90,865	$62,500	300,000
Vice President, Marketing and Business Development
Rafiq R. Mohammadi	2001	$200,000	$74,453	170,000
Senior Vice President, Engineering and	2000	170,000	—	—
Chief Technology Officer	1999	150,000	45,000	50,000
Former Officers
Mark A. Culhane(4)	2001	$161,860	$21,120	—
Chief Financial Officer	2000	165,000	—	170,000
	1999	146,442	45,000	50,000
Shamshad Rashid(5)	2001	$183,000	$21,200	170,000
Vice President, Business Development	2000	155,000	—	—
	1999	130,000	—	230,000

(1)	Amounts shown are on a full year basis, and include cash and non-cash compensation earned by executive officers.

(2)	Mr. Campbell was hired on October 2, 2000. His annualized salary for 2000 was $175,000.

(3)	Mr. Carmel was hired on June 25, 2001. His annualized salary for 2001 was $175,000.

(4)	Mr. Culhane resigned effective August 31, 2001.

(5)	Ms. Rashid has been on leave since August 1, 2001. She received salary through October 15, 2001.

Option Grants in Last Year

      The following table provides the specified information concerning grants of options to purchase our common stock during 2001 to the Named Executive Officers:

		% of Total			Potential Realizable Value
		Options			at Assumed Annual Rates
		Granted to	Exercise		of Stock Price Appreciation
	Number of Securities	Employees	or Base		for Option Term
	Underlying Options	in Fiscal	Price	Expiration
Name	Granted(#)	Year	($/sh)	Date	5%($)	10%($)

Mahmood M. Panjwani	350,000	11.1	$2.51	04/24/11	$505,750	$1,257,200
Joseph S. Campbell	250,000	7.9	$4.22	04/24/11	$607,500	$1,509,750
Daniel A. Carmel	300,000	9.5	$3.81	07/02/11	$674,700	$1,686,300
Rafiq R. Mohammadi	170,000	5.4	$2.51	04/24/11	$245,650	$610,640
Former Officers
Mark A. Culhane	—	—	—	—	—	—
Shamshad Rashid	170,000	5.4	$2.51	04/24/11	$245,650	$610,640

Aggregated Option Exercises for 2001 and 2001 Year-End Values

      The following table provides certain information concerning exercises of options to purchase our common stock during 2001, and unexercised options held as of December 31, 2001, by the Named Executive Officers:

			Number of Securities
			Underlying		Value of Unexercised
			Unexercised Options		In-the-Money Options
			at 12/31/01(1)		at 12/31/01(2)
	Shares Acquired	Value
Name	on Exercise	Realized	Vested	Unvested	Vested	Unvested

Mahmood M. Panjwani	—	—	132,292	317,708	$431,519	$1,451,481
Joseph S. Campbell(3)	—	—	161,622	548,378	$1,162,062	$3,980,338
Daniel A. Carmel	—	—	31,251	268,749	$127,504	$1,096,49
Rafiq R. Mohammadi	—	—	64,999	155,001	$209,599	$705,006
Former Officers
Mark A. Culhane(4)	—	—	44,791	175,209	$104,581	—
Shamshad Rashid(5)	—	—	48,958	351,042	$263,394	$791,307

(1)	We have a right of repurchase as to any unvested shares upon optionees termination of employment at their original exercise price, subject to the “Change in Control” provisions described below.

(2)	Calculated on the basis of the fair market value of the underlying securities as of December 31, 2001 of $7.89 per share, as reported as the closing price on the National Association of Securities Dealers Automated Quotations System, minus the aggregate exercise price.

(3)	Mr. Campbell’s offer letter provided that he was to receive a $1,000,000 contribution from us towards his stock option exercise price. On December 4, 2000 Mr. Campbell was granted options for 460,000 shares at an exercise price of $2.875 per share. At the time Mr. Campbell exercises these options our $1,000,000 contribution towards their exercise price will be effected by contributing $2.175 per share ($1,000,000 divided by 460,000) towards the purchase price of the shares issuable under these options. Therefore, on exercise of these options Mr. Campbell will be paying us $0.70 per share and we have recorded the remaining $2.175 per share as compensation expense over the vesting period of the option. The values set forth in the table for Mr. Campbell’s in-the-money options are based on an effective exercise price of $0.70 per share for these 460,000 options and an exercise price of $4.22 per share for an option to purchase 250,000 shares we awarded Mr. Campbell in October 2001.

(4)	Mr. Culhane stopped vesting in all of his options on November 1, 2001, after which time he was granted six months to exercise any vested portion of his option grant.

(5)	Ms. Rashid has been on leave since August 1, 2001. Vesting of her options was suspended on October 15, 2002 for the remainder of her leave.

Compensation of Directors

      Members of our Board of Directors do not receive compensation for attending board or committee meetings and do not currently receive any reimbursement for expenses, other than travel expenses, incurred in attending board and committee meetings. If directors incur travel expenses to attend the meetings, the expenses are paid by iManage.

      Our amended 1997 stock option plan provides that upon each non-employee director’s initial election or appointment, he automatically receives a nonstatutory stock option to purchase 30,000 shares of common stock. As long as the director continues to serve on the board, one-third of the option shares will vest after one year and the remaining two-thirds will vest in equal monthly increments over the following two years. In addition, when a nonemployee director is reelected to the board, the director will automatically be granted a nonstatutory stock option to purchase shares of common stock equal to 10,000 multiplied by the number of years of the director’s elected term. For example, if a director is reelected to a three year term, the size of the option grant would be 30,000 shares. Similarly, an option grant would be for 20,000 shares for a director reelected to a two year term and 10,000 shares for a director reelected to a one year term. Each of these additional options will vest in equal monthly increments over the director’s elected term. A director does not receive an additional option if at the time of the director’s reelection to the board, the director has served on the board for less than one year. Each option granted to a non-employee director will have a per share exercise price equal to the fair market value of a share of common stock on the grant date. Each option granted to a non-employee director will have a term of 10 years. Vesting of non-employee director options will accelerate in full if a change in control occurs before the option becomes fully vested. From time to time, our Board of Directors may approve additional option grants under our 1997 stock option plan to certain directors. In June 2001, we granted each of Mr. Virani and Mr. Thomas, two of our directors, an option to purchase 7,500 shares of our common stock at an exercise price of $2.51, in addition to the automatic grants provided under our 1997 stock option plan.

Change of Control and Severance Arrangements

      In April 2001 the Board of Directors granted options to purchase 350,000 shares of our common stock to Mr. Panjwani and options to purchase 170,000 shares of our common stock to each of Mr. Mohammadi and Ms. Rashid. If any of these officers’ employment is terminated by iManage without cause or by the officer for good reason within 12 months following a change in control of iManage, the terminated officer’s options will immediately accelerate in an amount equal to the lesser of (A) 50% of the total number of shares subject to these options as of the date of the constructive termination or (B) the number of shares subject to these options remaining unvested as of the date of the constructive termination. The same acceleration provisions apply to an option grant to Mr. Carmel in July 2001 to purchase 300,000 shares, an option grant to Mr. Campbell in October 2001 to purchase 250,000 shares and option grants to Mr. Calonico in January 2002 to purchase 300,000 shares.

Absence of Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      The Compensation Committee is composed of three outside directors. During the year ended December 31, 2001, the Compensation Committee was comprised of Mark W. Perry, Moez R. Virani and DuWayne Peterson, until June 2001 when Mr. Peterson’s term as a director expired. In June 2001, Mr. Peterson was replaced by Thomas L. Thomas, who was elected to our Board of Directors at our 2001 annual meeting of stockholders. No interlocking relationships exist between any member of our Compensation Committee and any member of any other company’s Board of Directors or Compensation Committee. The Compensation Committee makes recommendations regarding our employee stock plans and makes decisions concerning salaries and bonus compensation for our executive officers.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

      The Compensation Committee is responsible for setting and monitoring policies governing compensation of executive officers, reviews the performance and compensation levels for executive officers and sets salary and bonus levels and option grants under our 1997 stock option plan. The objectives of the Compensation Committee are to correlate executive compensation with our business objectives and performance, and to enable us to attract, retain and reward executive officers who contribute to our long-term success.

Salary

      The Compensation Committee annually assesses the performance and sets the salary of the President and Chief Executive Officer, Mahmood M. Panjwani. In turn, Mr. Panjwani annually assesses the performance of all other executive officers and recommends salary increases, which are reviewed and approved by the Compensation Committee.

      In particular, Mr. Panjwani’s compensation as President and Chief Executive Officer is based on compensation levels of Presidents/ Chief Executive Officers of comparable size companies. In addition, the Compensation Committee considers certain incentive objectives based on iManage’s performance.

      In determining executive officer salaries, the Compensation Committee reviews recommendations from Mr. Panjwani which include information from salary surveys, performance evaluations and our financial condition. The Compensation Committee also establishes both financial and operational based objectives and goals in determining executive officer salaries. These goals and objectives include sales and spending forecasts for the upcoming year and published executive compensation literature for comparable sized companies.

      For more information regarding the compensation and employment arrangements of Mr. Panjwani and other executive officers, see “Executive Compensation.”

Bonuses

      The Compensation Committee established an executive bonus plan (the “Bonus Plan”) for 2001 in order to provide additional incentives to executives who meet established performance goals. Awards under the Bonus Plan were contingent upon iManage’s attainment of revenue and operating results targets for the first half and second half of our 2001 year, set by the Compensation Committee in consultation with the Chief Executive Officer. Awards were weighted so that executives received proportionately higher awards when our performance reached maximum targets, proportionality smaller awards when our performance reached minimum targets, and no awards when we do not meet minimum performance targets. After the events of September 11, 2001, certain of the bonus targets were adjusted to take into account the changed business conditions. One-third of the target bonus was available for award based on results of the first half of 2001 and two-thirds was available based on second half results.

Stock Options

      The Compensation Committee believes that employee equity ownership provides significant motivation to executive officers to maximize value for our stockholders and, therefore, periodically grants stock options under our stock option plan. Stock options are granted at the current market price and will only have value if our stock price increases over the exercise price.

      The Compensation Committee and the Board of Directors determines the size and frequency of option grants for executive officers, after consideration of recommendations from the Chief Executive Officer. Recommendations for options are based upon the relative position and responsibilities of each executive officer, previous and expected contributions of each officer to iManage and previous option grants to such executive officers.

      Generally, option grants vest 25% 12 months after commencement of employment or after the date of grant and continue to vest thereafter in equal monthly installments over three years, conditioned upon continued employment. However, in April 2001, the Compensation Committee recommended the grant of certain options to Messrs. Panjwani and Mohammadi with an initial vesting date of January 1, 2002 that would accelerate to commence vesting on January 1, 2001 in the event that the objectives in the 2001 Bonus Plan were achieved. In addition, the Compensation Committee recommended that the vesting of options to purchase 28,000 shares under Mr. Campbell’s 2000 stock option grant would accelerate on January 1, 2002 in the event that the 2001 Bonus Plan targets were achieved. In January 2002, the Compensation Committee recommended the acceleration set forth above after concluding the 2001 Bonus Plan objectives had been achieved.

Compensation of Chief Executive Officer

      Mahmood M. Panjwani has served as our President and Chief Executive Officer since October 1995. In April 2001, after review of executive compensation for comparable sized companies, the Compensation Committee increased Mr. Panjwani’s salary to $300,000 per year and granted him options to purchase 350,000 shares of iManage’s common stock, 150,000 of which were subject to accelerated vesting on the achievement of revenue targets and the delivery of an acceptable revenue plan for 2002. In January 2002, the Compensation Committee awarded Mr. Panjwani $111,680 in cash compensation based on the achievement of 96% of the revenue and operating results targets of our 2001 Bonus Plan in the first half of 2001 and 100% of such targets in the second half of 2001. Also, the Compensation Committee accelerated the vesting of 150,000 of Mr. Panjwani’s options based on the attainment of revenue targets and the delivery of an acceptable 2002 revenue plan.

Respectfully submitted by the Compensation Committee,

Mark W. Perry
Moez R. Virani
Thomas L. Thomas

Comparison of Stockholder Return

      The following graph compares the percentage change in the cumulative total stockholder return on our common stock from November 17, 1999, the date of our initial public offering at $11.00 per share, through December 31, 2001, with the percentage change in the cumulative total return for the Nasdaq National Market (U.S. Companies) Index and Nasdaq Computer and Data Processing Services Group Index. The comparison assumes an investment of $100 on November 17, 1999 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future performance.

	November 17,	December 31,	December 29,	December 31,
	1999	1999	2000	2001

iManage	100.00	130.46	18.53	32.04
Nasdaq Composite	100.00	124.47	74.87	59.41
Nasdaq Computer & Data Processing	100.00	141.11	64.98	52.33

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information, as of April 1, 2002, with respect to the beneficial ownership of iManage common stock by:

•	the Named Executive Officers,

•	each of our directors,

•	each person known by us to be the beneficial owner of more than 5% of our common stock, and

•	all of our executive officers and directors as a group.

      Except as otherwise indicated, the address of each beneficial owner is c/o iManage, Inc., 950 Tower Lane, Suite 500, Foster City, California 94404.

      Except as indicated in the footnotes to the table, we believe that the persons named in the table have sole voting and dispositive power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of April 1, 2002 upon the exercise of options and these shares are considered outstanding for purposes of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Percentages are based on 23,837,800 shares of common stock outstanding on April 1, 2002.

	Shares Owned

	Number of
Name and Address of Beneficial Owners	Shares	Percentage

Named Executive Officers
Mahmood M. Panjwani(1)	2,685,415	11.1%
John E. Calonico, Jr.	0	*
Joseph S. Campbell(2)	185,666	*
Daniel A. Carmel(3)	59,631	*
Rafiq R. Mohammadi(4)	2,408,791	10.1%
Former Officers
Mark A. Culhane(5)	175,093	*
Shamshad Rashid(6)
Directors Who Are Not Named Executive Officers
Mark W. Perry(7)	120,426	*
c/o New Enterprise Associates
2490 Sand Hill Road
Menlo Park, CA 94025
Thomas L. Thomas	0	*
c/o HAHT Commerce, Inc.
700 E. El Camino, Suite 270
Mountain View, CA 94040
Moez R. Virani(8)	245,603	1.0%
c/o Mohr Davidow Ventures
2775 Sand Hill Road, Suite 240
Menlo Park, CA 94025

	Shares Owned

	Number of
Name and Address of Beneficial Owners	Shares	Percentage

Other 5% Stockholders
RS Investment Management Co. LLC(9)	4,776,800	20.0%
388 Market Street
San Francisco, CA 94111
RS Investment Management, L.P.(10)	4,776,800	20.0%
388 Market Street
San Francisco, CA 94111
RS Growth Group LLC	1,251,400	5.2%
388 Market Street
San Francisco, CA 94111
RS Diversified Growth Fund(11)	2,753,600	11.6%
338 Market Street
San Francisco, CA 94111
All executive officers and directors as a group (8 persons)(12)	5,171,526	21.1%

*	Less than 1%

(1)	Includes:

(a)	2,095,000 shares held in joint tenancy with Ms. Rashid, Mr. Panjwani’s spouse;

(b)	50,000 shares held by the Danyal M. Panjwani Trust of which Mr. Panjwani and Ms. Rashid are the trustees;

(c)	100,000 shares held by the Panjwani Irrevocable Trust dated December 31, 1998 of which Mr. Panjwani and Ms. Rashid are the trustees;

(d)	180,000 shares held by Ms. Rashid;

(e)	an option held by Ms. Rashid to purchase 31,250 shares, which constitute part of a grant of options to purchase 50,000 shares that was granted in November 1999;

(f)	an option held by Ms. Rashid to purchase 42,707 shares, which constitute part of a grant of options to purchase 170,000 shares that was granted in April 2001;

(g)	an option held by Mr. Panjwani to purchase 123,958 shares, which constitute part of a grant of options to purchase 350,000 shares that was granted in April 2001; and

(h)	an option held by Mr. Panjwani to purchase 62,500 shares, which constitutes part of a grant of options to purchase 100,000 shares that was granted in November 1999.

(2)	Consists of an option to purchase 185,666 shares, which constitutes part of grant of options to purchase 460,000 shares that was granted in December 2000.

(3)	Includes:

(a)	2,339 shares; and

(b)	an option to purchase 57,292 shares, which constitutes part of a grant of options to purchase 300,000 shares that was granted in July 2001.

(4)	Includes:

(a)	2,268,334 shares held in joint tenancy with Michelle Mohammadi, Mr. Mohammadi’s wife;

(b)	49,000 shares held by Northern Trust Co. of Chicago as Trustee of the Rafiq R. Mohammadi 1999 Irrevocable Trust, dated November 8, 1999;

(c)	an option to purchase 31,250 shares, which constitutes part of a grant of options to purchase 50,000 shares that was granted in November 1999; and

(d)	an option to purchase 60,207 shares, which constitutes a part of a grant of options to purchase 170,000 shares which was granted in April 2001.

(5)	Includes:

(a)	172,093 shares;

(b)	1,000 shares held by the Michael D. Culhane 1999 Irrevocable Trust of which Mark and Michele Culhane are trustees;

(c)	1,000 shares held by the Maxwell A. Culhane 1999 Irrevocable Trust of which Mark and Michele Culhane are trustees;

(d)	1,000 shares held the Monica G. Culhane 1999 Irrevocable Trust of which Mark and Michele Culhane are trustees; and

(e)	an option to acquire 20,833 shares, which constitutes part of a grant of options to purchase 170,000 shares which was granted in December 2001.

(6)	Includes:

(a)	180,000 shares;

(b)	2,095,000 shares held in joint tenancy with Ms. Rashid, Mr. Panjwani’s spouse;

(c)	50,000 shares held by the Danyal M. Panjwani Trust of which Mr. Panjwani and Ms. Rashid are the trustees;

(d)	100,000 shares held by the Panjwani Irrevocable Trust dated December 31, 1998 of which Mr. Panjwani and Ms. Rashid are the trustees;

(e)	an option held by Ms. Rashid to purchase 31,250 shares, which constitute part of a grant of options to purchase 50,000 shares that was granted in November 1999;

(f)	an option held by Ms. Rashid to purchase 42,707 shares, which constitute part of a grant of options to purchase 170,000 shares that was granted in April 2001;

(g)	an option held by Mr. Panjwani to purchase 123,958 shares, which constitute part of a grant of options to purchase 350,000 shares that was granted in April 2001; and

(h)	an option held by Mr. Panjwani to purchase 62,500 shares, which constitutes part of a grant of options to purchase 100,000 shares that was granted in November 1999.

(7)	Includes:

(a)	an option to purchase 91,666 shares, which constitutes part of a grant of options to purchase 100,000 shares granted in September 1998; and

(b)	28,760 shares held in the name of MWP Investment Partnership.

(8)	Includes:

(a)	223,000 shares registered in the name of the Moez R. Virani and Vivienne Virani, Trustees of the Virani Family 93 Revocable Trust Dated 11/24/93;

(b)	an option to purchase 19,166 shares, which constitutes part of a grant of options to purchase 30,000 shares granted in June 2000; and

(c)	an option to purchase 3,437 shares, which constitutes part of a grant of options to purchase 7,500 shares granted in April 2001.

(9)	Based solely on information contained in Amendment No. 5 to Schedule 13D dated February 28, 2001 filed with the Securities Exchange Commission. Represents 4,776,800 shares over which RS Investment Management Co. LLC reported it held shared voting and dispositive power.

(10)	Based solely on information contained in Amendment No. 5 to Schedule 13D dated February 28, 2001 filed with the Securities Exchange Commission. Represents 4,776,800 shares over which RS Investment Management, L.P. reported it held shared voting and dispositive power

(11)	Based solely on information contained in Amendment No. 5 to Schedule 13D dated February 28, 2001 filed with the Securities Exchange Commission. Represents 1,251,400 shares over which RS Growth Group LLC reported it held shared voting and dispositive power.

(12)	Based solely on information contained in Amendment No. 5 to Schedule 13D dated February 28, 2001 filed with the Securities Exchange Commission. Represents 2,753,600 shares over which RS Diversified Growth Fund reported it held shared voting and dispositive power.

(13)	Includes 709,099 shares which the executive officers and directors as a group have options to purchase, which constitutes part of grants of 2,565,142 options.

      In response to the SEC’s recent adoption of Rule 10b5-1 under the Securities Exchange Act of 1934, our Board of Directors approved an amendment to our insider trading policy effective April 19, 2002, that permits our officers, directors and certain other employees subject to our insider trading policy to enter into trading plans that comply with the requirements of Rule 10b5-1. Rule 10b5-1 allows insiders to enter into written trading plans for pre-determined sales of specified amounts of shares of company stock. Insiders may adopt such plans when they are not in possession of material inside information in order to gradually diversify their investment portfolio, to minimize the market effect of stock sales by spreading them out over an extended period of time and to avoid concerns about initiating stock transactions while in possession of material nonpublic information.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Option Grants to Directors and Executive Officers

      In June 1999, we granted Ms. Rashid an option to purchase 180,000 shares of our common stock at an exercise price of $1.65 per share. In July 1999, Ms. Rashid exercised the option in full with funds we loaned her under a full recourse promissory note approved by our Board of Directors. The promissory note accrues interest at the rate of 4.9% per year and was due on July 26, 2001. The due date has been extended to July 26, 2002.

      In April 2001, we granted an option to purchase 350,000 shares of our common stock to Mr. Panjwani and options to purchase 170,000 shares of our common stock to each of Mr. Mohammadi and Ms. Rashid. The exercise price of each of these options is $2.51 per share.

      In June 2001, we granted Mr. Virani an option to purchase 7,500 shares of our common stock at an exercise price of $2.51 per share.

      In June 2001, we granted Mr. Thomas an option to purchase 37,500 shares of our common stock at an exercise price of $2.51 per share, 30,000 shares of which were automatically awarded to Mr. Thomas under the terms of our 1997 stock option plan upon his election to our Board of Directors.

      In July 2001, upon the appointment of Mr. Carmel as our Vice President, Marketing and Business Development, we granted him an option to purchase 300,000 shares of our common stock at an exercise price of $3.71 per share.

      In October 2001, upon the election of Mr. Campbell as our Chief Operating Officer, we granted him an option to purchase 250,000 shares of our common stock at an exercise price of $4.22 per share.

      In January 2002, upon the appointment of Mr. Calonico as our Chief Financial Officer, we granted him an option to purchase 75,000 shares of our common stock at an exercise price of $4.00 per share and an option to purchase 225,000 shares of our common stock at an exercise price of $7.03 per share. The closing sale price of our common stock reported on the Nasdaq National Market on the date of these grants was $7.03 per share.

Other Insider Arrangements

      Before founding iManage, Mr. Panjwani, our President and Chief Executive Officer, and Ms. Rashid, Mr. Panjwani’s spouse, operated Q-Image Corporation, a consulting services company founded by Mr. Panjwani. Mr. Panjwani served as President of Q-Image from August 1988 to December 1997. Currently, Mr. Panjwani and Ms. Rashid jointly hold a 90% ownership in Q-Image.

      Under written agreement, Q-Image subleased office space from us in our San Mateo facility for $84,600 in 1999, $91,650 for 2000, and $52,000 for 2001.

      We are currently using the services of several full-time consultants who were referred to us by Q-Image. Under our current arrangement with Q-Image, we pay fees to Q-Image equivalent to the salaries and incentive pay of these consultants. We also pay additional fees to Q-Image to cover the cost of employee benefits provided by Q-Image to these individuals. We have in the past, and may in the future, hire consultants from Q-Image as full-time iManage employees. We paid Q-Image $602,128 and $409,243 and $129,000 respectively for the years ended December 31, 1999, 2000 and 2001 for these services.

      On April 5, 2000, we made a loan to Mr. Culhane for $1,000,000. The loan bears interest at 5% per annum and principal and interest were due October 31, 2000. The loan was subsequently amended such that the loan will become due on the earlier of (i) December 31, 2008 or (ii) the date upon which Mr. Culhane has the ability to sell our common stock, subject to our trading window and insider trading policy, if applicable, at a price of $20 per share or higher. In the event of a change in control of iManage and a termination in the employment of Mr. Culhane by iManage without cause or by Mr. Culhane for good reason within two years following a change in control of iManage, the loan will become due in the amount of the lesser of (i) $1,000,000 plus accrued interest or (ii) the net proceeds realizable from the sale of our common stock securing the loan, less applicable taxes. The loan is collateralized by 165,000 shares of our common stock beneficially owned by Mr. Culhane and any additional shares of our common stock that become beneficially owned as a consequence of the exercise of 170,000 common stock options held by Mr. Culhane.

      On April 2, 2002, we made a non-recourse loan to Mr. Campbell in the amount of $750,000 for the purchase of his residence. The loan bears interest at 5% per annum and principal and interest are due on the earlier of (i) April 2, 2007, (ii) the date which is six months following the date of Mr. Campbell’s voluntary resignation or termination for cause or (iii) any event of default under the secured note evidencing the loan. If Mr. Campbell sells shares of common stock he realizes on the exercise of his options, 50% of the proceeds of the sale must be applied to the prepayment of amounts due under the note. The loan is secured by (i) the shares or other property realized by Mr. Campbell upon the exercise of options to purchase our common stock, and (ii) a second deed of trust on the property.

      All of the transactions described above were approved by the disinterested members of our Board of Directors. We intend that all future transactions, including the agreements with Q-Image and loans between us and our officers, directors and principal stockholders and their affiliates, will be approved by a disinterested majority of our Board of Directors and by the Compensation Committee of the Board of Directors, which is composed entirely of independent directors.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2002.

IMANAGE, INC.

By:	/s/ JOHN E. CALONICO, JR.

John E. Calonico, Jr.
Chief Financial Officer and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

* Mahmood M. Panjwani	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 30, 2002
/s/ JOHN E. CALONICO, JR. John E. Calonico, Jr.	Chief Financial Officer and Secretary(Principal Financial and Accounting Officer)	April 30, 2002
* Rafiq R. Mohammadi	Chief Technology Officer, Vice President of Engineering and Director	April 30, 2001
* Mark W. Perry	Director	April 30, 2001
* Thomas L. Thomas	Director	April 30, 2001
* Moez R. Virani	Director	April 30, 2001

*	By John E. Calonico, Jr. on April 30, 2002 pursuant to powers of attorney.

iMANAGE, INC.

EXHIBITS TO AMENDMENT NO. 1 FORM 10-K ANNUAL REPORT

For the year ended December 31, 2001

Exhibit
Number	Description of Document

2.1*	Agreement and Plan of Reorganization, dated as of April 11, 2000 by and among iManage, Inc., a Delaware corporation, NetRight Technologies, Inc., a Delaware corporation and a wholly-owned subsidiary of iManage, Inc., and ThoughtStar, Inc., a Delaware corporation.
3.1**	Restated Certificate of Incorporation of iManage, Inc.
3.2**	Amended and Restated Bylaws of iManage, Inc.
4.1****	Amended and Restated Rights Agreement as of May 5, 2000.
10.1**	Form of Indemnification Agreement for directors and executive officers.
10.2**	1997 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.
10.3**	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.
10.4**	Loan and Security Agreement dated March 31, 1999 between Silicon Valley Bank and the Company.
10.5†	Loan Modification Agreement dated March 30, 2001 between Silicon Valley Bank and the Company.
10.6***	Office Lease for 2121 S. El Camino Real, San Mateo, California between Cornerstone Properties I, LLC and the Company dated November 30, 1998, as amended to date.
10.7**	Office Building Lease for 55 East Monroe Street between TST 55 East Monroe, LLC and the Company dated January 1999, as amended to date.
10.8**	Sublease between the Company and Q-Image Corporation dated December 5, 1998.
10.9****	Employment Agreement, dated September 25, 1998, between iManage, Inc. and Mark Culhane.
10.10****	Employment Agreement, dated September 7, 2000, between iManage, Inc. and Joseph Campbell.
10.11****	Secured Promissory Note dated April 5, 2000 by Mark Culhane to iManage, Inc. Stock Pledge Agreement dated April 5, 2000 by and between Mark Culhane, the Culhane Family Revocable Trust and iManage, Inc.
10.12****	Stock Pledge Agreement dated April 5, 2000 by and between Mark Culhane, the Culhane Family Revocable Trust and iManage, Inc.
10.13††	Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002.
10.14	Secured Promissory Note, dated April 2, 2002 by Joseph Campbell to iManage, Inc.
10.15	Stock Pledge Agreement dated April 2, 2002 by and between Joseph Campbell and iManage, Inc.
10.16	Deed of Trust dated April 2, 2002 by Joseph Campbell and Teresa B. Campbell in favour of iManage, Inc.
21****	Subsidiaries of iManage, Inc.
23.1††	Consent of Independent Accountants.
23.2	Consent of Independent Accountants.
24.1††	Power of Attorney.

*	Filed with the Registrant’s Report on Form 8-K for June 21, 2000.

**	Filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-86353) on September 1, 1999, as amended

***	Filed with the Registrant’s Report on Form 10-K for the year ended December 31, 1999.

****	Filed with the Registrant’s Report on Form 10-K for the year ended December 31, 2000.

†	Filed with the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001.

††	Filed with the Registrant’s Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2001.