Form 10-Q
period 2002-03-31
IMANAGE INC
filed 2002-05-15
CIK 1093242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-28041

iMANAGE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4043595 (I.R.S. Employer Identification No.)

950 Tower Lane
Foster City, California 94404
(Address of principal executive offices)

Telephone Number (650) 577-6500
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

Yes [X]	No [ ]

As of May 10, 2002, there were approximately 23,934,512 shares of the registrant’s common stock outstanding.

iMANAGE, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

iMANAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,871	$16,780
Short-term investments	14,750	16,827
Accounts receivable, net	9,517	9,577
Prepaid expenses and other current assets	2,563	2,279

Total current assets	48,701	45,463
Long-term investments	5,565	7,166
Property and equipment, net	3,156	2,423
Goodwill and other intangible assets, net	3,957	4,240
Other assets	1,538	1,566

Total assets	$62,917	$60,858

Liabilities and Stockholders’ Equity
Current liabilities:
Bank lines of credit, current portion	$4,532	$4,288
Accounts payable	2,450	2,421
Accrued liabilities	4,806	5,043
Deferred revenues	12,364	10,731

Total current liabilities	24,152	22,483
Bank lines of credit, less current portion	1,459	1,412

Total liabilities	25,611	23,895

Stockholders’ equity:
Common stock	24	24
Additional paid-in capital	77,555	76,619
Deferred stock-based compensation	(698)	(555)
Notes receivable for common stock	(430)	(430)
Accumulated comprehensive income (loss)	(7)	136
Accumulated deficit	(39,138)	(38,831)

Total stockholders’ equity	37,306	36,963

Total liabilities and stockholders’ equity	$62,917	$60,858

See accompanying notes to consolidated financial statements.

iMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues:
License	$7,113	$5,787
Support and service	4,664	2,875

Total revenues	11,777	8,662

Cost of revenues:
License	385	291
Support and service	1,564	1,335

Total cost of revenues	1,949	1,626

Gross profit	9,828	7,036

Operating expenses:
Sales and marketing	6,789	6,472
Research and development	2,123	2,722
General and administrative	1,092	1,148
Amortization of intangible assets	360	2,121

Total operating expenses	10,364	12,463

Loss from operations	(536)	(5,427)
Interest income and other, net	249	449

Loss before provision for income taxes	(287)	(4,978)
Provision for income taxes	20	30

Net loss	$(307)	$(5,008)

Basic and diluted net loss per common share	$(0.01)	$(0.22)

Shares used in computing basic and diluted net loss per common share	23,706	23,071

See accompanying notes to consolidated financial statements.

iMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(307)	$(5,008)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	834	2,829
Amortization of deferred stock-based compensation	112	252
Provision for doubtful accounts and sales returns	51	200
Changes in operating assets and liabilities:
Accounts receivable	9	576
Prepaid expenses and other assets	(256)	(215)
Accounts payable and accrued liabilities	(217)	(174)
Deferred revenues	1,633	464

Net cash provided by (used in) operating activities	1,859	(1,076)

Cash flows from investing activities:
Purchases of property and equipment	(1,207)	(352)
Purchases of investments	(2,559)	(11,722)
Maturities and sales of investments	6,103	9,658

Net cash provided by (used in) investing activities	2,337	(2,416)

Cash flows from financing activities:
Proceeds from bank lines of credit	3,726	3,000
Payment of bank lines of credit	(3,435)	(3,167)
Net proceeds from issuance of common stock	664	434
Repurchases of common stock	(60)	—

Net cash provided by financing activities	895	267

Net increase (decrease) in cash and cash equivalents	5,091	(3,225)
Cash and cash equivalents at beginning of period	16,780	24,056

Cash and cash equivalents at end of period	$21,871	$20,831

Supplemental disclosures of non-cash investing and financing activities:
Deferred stock-based compensation	$77	$—

Issuance of common stock for acquisitions and technology	$413	$1,000

See accompanying notes to consolidated financial statements.

iMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the iManage, Inc. (“iManage” or the “Company”), Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the entire year or for any other period.

     The consolidated balance sheet as of December 31, 2001 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in the Company’s Annual Report on Form 10-K.

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

Note 2. Net Loss Per Common Share

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

     The following table reconciles net loss to basic and diluted net loss per common share (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net loss	$(307)	$(5,008)
Shares used in computing basic and diluted net loss per common share	23,706	23,071

Basic and diluted net loss per common share	$(0.01)	$(0.22)

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Options to purchase common stock	5,544	3,159
Common stock subject to repurchase	14	181

	5,558	3,340

Note 3. Goodwill and Intangible Assets

     The changes in the carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of March 31, 2002		As of March 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Purchased technology	$2,177	$(1,717)	$1,900	$(733)
Assembled workforce	529	(471)	400	(158)
Non-compete agreements	400	(352)	400	(158)

Total intangible assets	3,106	(2,540)	2,700	(1,049)

Goodwill	14,261	(10,870)	14,261	(5,524)

	$17,367	$(13,410)	$16,961	$(6,573)

     The aggregate amortization expense of intangible assets was $360,000 and $339,000 in the first quarter of 2002 and 2001, respectively. The estimated total amortization expenses of acquired intangible assets is $822,000 and $104,000 for the year ended 2002 and 2003, respectively. At September 30, 2003, the intangible assets will be fully amortized.

     The changes in the carrying amount of goodwill for the quarters ended March 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Balance as of January 1	$3,391	$10,519
Amortization in the period	—	(1,782)

Balance as of March 31	$3,391	$8,737

     The following table presents net loss and basic and diluted earnings per share as if the goodwill had not been amortized during the periods presented (in thousand, except per share data):

	Three Months Ended
	March 31,

	2002	2001

Reported net loss	$(307)	$(5,008)
Goodwill amortization	—	1,782

Adjusted net loss	$(307)	$(3,226)

Reported basic and diluted net loss per share	$(0.01)	$(0.22)
Goodwill amortization per basic and diluted share	—	0.08

Adjusted basic and diluted net loss per share	$(0.01)	$(0.14)

Note 4. Comprehensive Income and Loss

     Other comprehensive income and loss refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity and are excluded from net loss.

     The comprehensive loss comprises the following items (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net loss	$(307)	$(5,008)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(134)	106
Translation adjustment	(9)	(34)

	(143)	(72)

Comprehensive loss	$(450)	$(5,080)

Note 5. Deferred Stock-Based Compensation

     The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Cost of revenues	$8	$8
Sales and marketing	—	85
Research and development	14	103
General and administrative	90	56

	$112	$252

     Amortization of deferred stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

     During January 2002, the Company issued options to purchase 300,000 shares of its common stock to an officer under the 1997 Plan with weighted average exercise prices of $6.27 per share which were below the fair value of the Company’s common stock at the date of grant. The weighted average fair value of the underlying common stock was $7.65. In accordance with the requirements of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the fair value of the Company’s stock at the date of grant. This deferred compensation is amortized to expense over the period during which the options become exercisable, generally four years, consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. The Company recorded deferred stock-based compensation related to these options in an amount of $413,000, of which $90,000 was amortized to expense during the first quarter of 2002. At March 31, 2002, the Company had also amortized $22,000 deferred stock-based compensation related to options issued in prior periods, whose weighted average exercise prices were below the fair value of the Company’s common stock at the date of grant.

     Note 6. Borrowings

     In March 1999, the Company entered into a line of credit agreement with a bank comprised of a revolving line of credit and an equipment line of credit. The line of credit agreement, which is collateralized by substantially all of the Company’s assets, intangible assets and intellectual property, includes covenant restrictions requiring the Company to maintain certain minimum financial ratios and profitability levels and limits the Company’s ability to declare and pay dividends.

     The revolving line of credit provides for borrowings of up to $4.0 million, which can be used at the discretion of the Company through March 31, 2003. Borrowings are limited to the lesser of 80% of eligible accounts receivable or $4.0 million ($1.0 million was available at March 31, 2002), bear interest at prime plus 0.25% and are due at March 31, 2003. At March 31, 2002 and December 31, 2001, the Company had outstanding $3.0 million against this facility.

     The equipment lines of credit, which bears interest at prime plus 0.50%, provides for borrowings of up to $5.0 million to finance the purchase of property and equipment. At March 31, 2002 and 2001, amounts outstanding under the equipment lines of credit totaled $3.0 million and $3.3 million, respectively. Principal repayment began in March 2000 and will continue through February 2006 in monthly installments of principal and interest. In March 2002, the Company borrowed an additional $726,000 against this facility.

     Interest expense was $33,000 and $106,000 in the first quarter of 2002 and 2001, respectively. Cash paid for interest was $44,000 and $57,000 in the first quarter of 2002 and 2001, respectively.

Note 7. Related Party Transactions

     The Company’s Chief Executive Officer is the owner of a consulting company, which subleased space from the Company and provided services to the Company including accounting and employee recruitment. In addition, the Company reimbursed the consulting company for certain travel expenses and other services incurred on its behalf and for the use of certain assets. Additionally, the Company hired certain of the consulting company’s consultants to provide software development services.

     Amounts included in net loss which were paid, received or due to or from this related party are as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Sublease rent income	$7	$24
Consulting and other services expense	$36	$63

Note 8. Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards, (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001 and its provisions are to be applied prospectively. We have adopted the provisions of SFAS 141 and the adoption did not have a significant impact on our consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company adopted SFAS No. 142 in the quarter ended March 31, 2002 and has ceased amortizing $3.4 million of goodwill. The Company had recorded approximately $7.1 million of goodwill amortization during 2001 and would have recorded $3.4 million of goodwill amortization during 2002. In addition, the Company completed an impairment review of its goodwill balance as of March 31, 2002. This impairment review involved a two-step process as follows:

•	Step 1 — The Company compared the fair value of our reporting unit to the carrying value including goodwill for the unit and determined that the carrying value, including goodwill, did not exceed the unit’s fair value. As the unit’s fair value exceeded the carrying value, no further work was performed and no impairment charge was required. In the event that the carrying value had exceeded the unit’s fair value, the Company would have continued the impairment review with Step 2.

•	Step 2 — The Company would have performed an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This would derive an implied fair value for the reporting unit’s goodwill. The Company would have then compared the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill was greater than the implied fair value of the reporting unit, an impairment loss would have been recognized for the excess.

     The Company completed this review during the first quarter of 2002. At March 31, 2002, the Company had one reporting unit for the entire company. The Company was not required to record an impairment charge upon completion of the initial review. However, there can be no assurance that at the time the future review is completed a material impairment charge may not be recorded.

     In November 2001, the FASB issued an announcement on the topic of Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred (the “Announcement”), which was subsequently incorporated in Emerging Issues Task Force (“EITF”) No. 01-14. The Announcement requires companies to characterize reimbursements received for out of pocket expenses as revenues in the consolidated statement of operations. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. The Announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year are to be reclassified to comply with the guidance in the Announcement. The Company adopted the Announcement in the quarter ended March 31, 2002. There was no significant impact on the results of either quarter ended March 31, 2002 or March 31, 2001. In September 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The Company believes the adoption of EITF 01-09 will not have a significant impact on its consolidated financial statements.

Note 8. Legal Proceedings

     Beginning in July 2001, several securities class action complaints were filed against the Company, the underwriters of the Company’s initial public offering, its directors and certain officers in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re iManage, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6277 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On or about April 19, 2002, plaintiffs served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. It names as defendants the Company; five of the Company’s present and former officers; and several investment banking firms that served as underwriters of the Company’s initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. Plaintiffs seek unspecified monetary damages, attorneys’ fees and other costs.

     The Company is aware that similar allegations have been made in lawsuits challenging over 300 other public offerings conducted in 1999 and 2000. All of these cases have been consolidated for pretrial purposes before a judge in the Southern District of New York. The time to respond to the complaints has been stayed pending the Court’s decisions regarding coordination of the cases. While we believe that the allegations against our officers/directors and us are without merit, and intend to contest them vigorously, there can be no assurance that this matter will be resolved without costly litigation or in a manner that is not adverse to our consolidated financial position, results of operations or cash flows. No estimate can be made of the possible loss or range of loss associated with the resolution of this contingency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Factors that May Impact Operating Results” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements.

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

Results of Operations

     The following table sets forth, for the periods indicated, selected consolidated financial data as a percentage of total revenues:

	Three Months Ended
	March 31,

	2002	2001

Revenues:
License	60%	67%
Support and service	40	33

Total revenues	100	100

Cost of revenues:
License	3	3
Support and service	14	16

Total cost of revenues	17	19

Gross profit	83	81
Operating expenses:
Sales and marketing	58	75
Research and development	18	31
General and administrative	9	13
Amortization of intangible assets	3	25

Total operating expenses	88	144

Loss from operations	(5)	(63)
Interest income and other, net	2	5

Loss before provision for income taxes	(3)	(58)
Provision for income taxes	—	—

Net loss	(3)%	(58)%

Revenues

     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended March 31.

	2002	2001	Change

License	$7,113	$5,787	23%
Support and service	4,664	2,875	62%

	$11,777	$8,662	36%

     License. License revenue was $7.1 million and $5.8 million in the first quarter of 2002 and 2001, respectively. License revenue for the first quarter of 2002 increased $1.3 million, or 23%, as compared to the first quarter of 2001. This increase was due primarily to sales to both new and existing customers and the successful introduction of our new WorkSite product suite. License revenues were 60% and 67% of total first quarter revenues in 2002 and 2001, respectively. The decrease in license revenues as a percentage of total revenues was due to an increase in annual support revenues from our growing customer installed base and our strategy to increase our consulting services.

     Support and Service. Support and service revenues consisted primarily of customer support and, to a lesser extent, training and consulting services. Support and service revenues were $4.7 million and $2.9 million in the first quarter of 2002 and 2001, respectively, representing an increase of $1.8 million, or 62%. Support and service revenues were 40% and 33% of total first quarter revenues in 2002 and 2001, respectively. The increase in support and service revenues was primarily the result of the growth in support revenues from our installed base of customers.

Cost of Revenues

     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,

	2002	2001	Change

License	$385	$291	32%
Support and service	1,564	1,335	17%

	$1,949	$1,626	20%

     License. Cost of license revenues primarily consisted of royalties payable to third parties for software that was either embedded in or bundled with our software products. Cost of license revenues totaled $385,000 and $291,000 in the first quarter of 2002 and 2001, respectively, and represented 3% of the first quarter revenues in both 2002 and 2001. The increase in cost of license revenues in absolute dollars compared to the first quarter of 2001 was primarily due to increased license sales, resulting in higher royalty payment to third parties. To the extent license revenue increases, we expect the cost of license revenues to decline slightly as a percentage of license revenues as royalty agreements typically contain declining royalty rates.

     Support and Service. Cost of support and service revenues primarily consisted of salaries and other personnel-related expenses, costs associated with providing product updates to our customers under active support agreements and depreciation of equipment used by our customer support, consulting services and training personnel. Cost of support and service revenues totaled $1.6 million and $1.3 million in the first quarter of 2002 and 2001, respectively. Cost of support and service revenues increased $229,000, or 17%, as compared to the first quarter of 2001. The increase was primarily due to our strategy to increase our consulting services and the associated increase in personnel-related expense.

Operating Expenses

     The following sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended March 31.

	2002	2001	Change

Sales and marketing	$6,789	$6,472	5%
Research and development	2,123	2,722	(22)%
General and administrative	1,092	1,148	(5)%
Amortization of intangible assets	360	2,121	(83)%

	$10,364	$12,463	(17)%

     Sales and Marketing. Sales and marketing expenses consisted primarily of salaries, commissions, benefits and amortization of stock-based compensation for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses were $6.8 million and $6.5 million in the first quarter of 2002 and 2001, respectively, representing 58% and 75% of first quarter revenues. Sales and marketing expenses increased $317,000, or 5%, as compared to the first quarter of 2001. The increase in sales and marketing expenses in absolute dollars compared to the first quarter of 2001 was due to an increase in our domestic and international sales and marketing personnel partially offset by a decrease in travel expenses.

     Research and Development. Research and development expenses consisted primarily of personnel, third party contractors, facilities and related overhead costs associated with product development and quality assurance activities. Research and development expenses were $2.1 million and $2.7 million in the first quarter of 2002 and 2001, respectively, representing 18% and 31% of total first quarter revenues in 2002 and 2001, respectively. The research and development expenses decrease of $599,000, or 13%, as compared to the first quarter of 2001 was primarily due to personnel-related costs and facilities costs associated with the closure of our Utah facilities and a decrease in external consulting services.

     General and Administrative. General and administrative expenses consisted primarily of personnel-related costs for general corporate functions including legal, finance, accounting, information technology and human resources. General and administrative expenses were $1.1 million in the first quarter of 2002 and 2001, representing 9% and 13% of first quarter revenues in 2002 and 2001, respectively. The decrease as a percentage of revenue was primarily due to implementing automated systems and procedures, which provided increased efficiencies in our general and administrative organizations.

     Amortization of Intangible Assets. Amortization of intangible assets was $360,000 and $2.1 million in the first quarter of 2002 and 2001, respectively. Intangible assets consist of goodwill, purchased technology, assembled workforce and non-compete agreements associated with our acquisition of ThoughtStar, Inc. (“ThoughtStar”) on June 21, 2000, and the acquisition of technologies during 2001. Goodwill and other acquired intangibles of $17.0 million were recorded in connection with the ThoughtStar acquisition and were amortized, prior to adopting Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, over their estimated useful lives of two years except those related to the assembled workforce, which were written off in the third quarter of 2001 in connection with closing of the Utah facilities.

     The Company adopted SFAS No. 142 and has ceased amortization of the remaining unamortized balance of goodwill at December 31, 2001 of $3.4 million. In lieu of amortization, we were required to perform an initial review to determine whether the value of our remaining goodwill asset is impaired and periodic impairment reviews annually thereafter. We completed our initial review during the first quarter of 2002 and no impairment charge was recorded against the unamortized goodwill balance as of March 31, 2002. However, there can be no assurance that a future evaluation will not require an impairment charge to be recorded. We expect to record $462,000 of amortization related to other intangible assets in the remaining nine months of 2002.

     Stock-based Compensation. Stock-based compensation relates to options granted to employees prior to our initial public offering, options granted on the acquisition date to ThoughtStar employees, and charges related to executive compensation and non-employee consultants. We expensed $112,000 and $252,000 in the first quarter of 2002 and 2001, respectively, related to stock-based compensation.

     The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Cost of revenues	$8	$8
Sales and marketing	—	85
Research and development	14	103
General and administrative	90	56

	$112	$252

     Amortization of deferred stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

     During January 2002, we issued options to purchase 300,000 shares of our common stock to an officer under the 1997 Plan with a weighted average exercise price of $6.27 per share, which was below the fair value of our common stock at the date of grant. The weighted average fair value of the underlying common stock was $7.65. In accordance with the requirements of Accounting Pronouncement Board (“APB”) No. 25, we have recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the fair value of our stock at the date of grant. This deferred compensation is amortized to expense over the period during which the options become exercisable, generally four years, consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. We recorded deferred stock-based compensation related to these options in an amount of $413,000, of which $90,000 was amortized to expense during the first quarter of 2002.

Interest Income and Other, Net

     Interest income and other was $249,000 and $449,000 for the first quarter of 2002 and 2001, respectively. Interest income and other decreased in absolute dollars and as a percentage of revenues in the first quarter of 2002 compared to the same period last year primarily due to lower interest rates on our cash, cash equivalents and short- and long-term investments.

Provision for Income Taxes

     Deferred tax liabilities and assets are determined based on the temporary difference between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Our provision for income taxes during the quarter ended March 31, 2002, was primarily related to foreign income taxes and state income taxes due in certain states in which we operate. At March 31, 2002, we had full valuation allowance recorded against our deferred tax asset. We will continue to evaluate the recoverability of our deferred tax asset on a quarterly basis.

Liquidity and Capital Resources

     Cash provided (used) in the quarters ended March 31, 2002 and 2001 is as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Cash provided by (used in) operating activities	$1,859	$(1,076)
Cash provided by (used in) investing activities	$2,337	$(2,416)
Cash provided by financing activities	$895	$267

     At March 31, 2002, we had cash, cash equivalents and short- and long-term investments of $42.2 million.

     For the first quarter of 2002, net cash provided by operating activities was $1.9 million compared to $1.1 million net cash used in operating activities during the first quarter of 2001. After excluding the effects of non-cash charges including depreciation and amortization, amortization of deferred stock-based compensation and the provision for doubtful accounts and sales returns, the adjusted cash contribution was approximately $690,000 during the first quarter of 2002. Additional cash was provided from the increase of $1.6 million in deferred revenues, which was partially offset by the increase in prepaid expenses and other assets of $256,000 and a decrease in accounts payable and accrued liabilities of $217,000. Cash used in operations in the first quarter of 2001 was primarily attributable to funding our net loss of $5.0 million, which was partially offset by non-cash charges of $2.8 million related to depreciation and amortization, the decrease of $576,000 in our accounts receivables and the increase of $464,000 in deferred revenues.

     During the first quarter of 2002, net cash provided by investing activities was $2.3 million compared to the $2.4 million net cash used in investing activities during the first quarter of 2001. Cash provided by investing activities during the first quarter of 2002 was due to $6.1 million in maturities and sale of investments, partially offset by $2.6 million for the purchase of investments and $1.2 million for the purchase of property and equipment. Cash used in investing activities during the first quarter of 2001 was due to $11.7 million in the purchase of investments and $352,000 for purchases of property and equipment, partially offset by $9.7 million for the maturities and sales of investments.

     Net cash provided by financing activities was $895,000 and $267,000 during the first quarter of 2002 and 2001, respectively. Cash provided by financing activities during the first three months of 2002 was primarily due to $3.7 million of proceeds from bank lines of credit and $664,000 from the issuance of common stock, partially offset by $3.4 million in repayments of bank lines of credit. Cash provided by financing activities during the first three months of 2001 was primarily due to $3.0 million of proceeds from bank lines of credit and $434,000 from the issuance of common stock, partially offset by $3.2 million in repayments of bank lines of credit.

     As of March 31, 2002, we had a revolving line of credit agreement with a bank for $4.0 million, which bears interest at the bank’s prime rate plus 0.25%. Borrowings were limited to the lesser of 80% of eligible accounts receivable or $4.0 million and were collateralized by substantially all of our assets. As of March 31, 2002, we had $3.0 million outstanding under this facility. In addition, as of March 31, 2002, we had equipment lines of credit agreement with a bank for $5.0 million, which bears interest at the bank’s prime rate plus 0.5%. As of March 31, 2002, we had approximately $3.0 million outstanding under the equipment lines of credit.

     Both the line of credit and the equipment lines of credit contain various restrictive covenants and these restrictions require us to:

(a)	maintain a monthly quick assets to current liabilities (less deferred revenue) ratio of at least two to one;

(b)	not incur a cash loss, as defined, greater than $2.0 million for the quarters ended March 31, 2002, June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003 and for quarters ended thereafter, we may not incur a cash loss, as defined, greater than $1.0 million; and

(c)	eliminate our ability to declare and pay dividends.

     The cash loss is determined based on our operating results, excluding charges for certain items such as depreciation and amortization.

     We were in compliance with all of our borrowing covenants as of March 31, 2002.

     We currently anticipate that our cash, cash equivalents, and short- and long term investments, together with our existing bank lines of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next 12 months. However, we may be required, or could elect, to seek additional funding at any time. Our future capital requirements will depend on many factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales, general and administrative activities, the timing of introductions of new products and market acceptance of our products. We cannot provide assurance that additional equity or debt financing, if required, will be available on acceptable terms if at all.

Financial Risk Management

     The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures relate to non-U.S. dollar-denominated revenues and operating expenses in Canada, Australia, New Zealand and Europe. At the present time, the exposure is not significant. Therefore, we have engaged in only limited hedging activity. We do not anticipate significant currency gains or losses in the near term.

     We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale, and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a separate component of accumulated comprehensive income (loss). These securities are not leveraged and are held for purposes other than trading.

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

     Revenue Recognition. Revenues consist primarily of license, support and service revenues from our customers, which are primarily attributable to our iManage WorkSite suite of software applications. In addition, we receive fees from our customers for providing deployment and integration services.

     We apply the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions that involve the licensing of our software.

     We recognize license revenue when persuasive evidence of an arrangement exists, the software has been delivered, the fee is considered fixed and determinable and collectibility is reasonably assured. Revenue from subscription license agreements, which include software, rights to future products and maintenance, are recognized ratably over the term of the subscription period. Revenue on shipments to resellers is generally recognized when the resellers sell the product to the end-user customer. For all sales, we use either a binding purchase order or signed license agreement as persuasive evidence of an arrangement.

     At the time of the transaction, we assess whether the fee associated with each transaction is fixed and determinable and collection is reasonably assured. We evaluate the payment terms associated with each transaction. If a portion of the fee is due after our normal payment terms, which range from 30 days to 180 days from the invoice date for legal customers and 30 days to 120 days for all others, we recognize the revenue on the payment due date, assuming collection is reasonably assured. We assess collectibility based on a number of factors, including past transaction history and overall credit-worthiness of the customer. We generally do not require collateral from our customers. If collection is not reasonably assured, revenue is deferred and recognized as revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

     When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the residual method prescribed by SOP 98-9. This means that we defer revenue equivalent to the fair value of the undelivered elements until such time as the element is delivered to the customer. Fair values for the ongoing support obligations are based upon separate sales of support renewals sold to customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based on the value of stand-alone sales of these services to customers.

     License arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance clause, revenue is recognized upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

     We recognize revenue for support services ratably over the contract term. Training and consulting services are billed based on hourly rates, and generally recognized as revenue as these services are performed. However, at the time of a transaction, we assess whether any services included in the arrangement require us to perform significant work either to alter the underlying software or to build complex interfaces in order for the software to perform as required by the arrangement. If these services are included as part of an arrangement, we recognize the entire fee using the percentage of completion method. We calculate the percentage of completion based on the costs incurred to date divided by the estimated total costs to complete the project.

     Allowance for Doubtful Accounts. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates as to the overall collectibility of accounts receivable and provides an allowance for amounts deemed to be uncollectible. Management specifically analyzes its accounts receivable and historical bad debt pattern, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2002, our accounts receivable balance was $9.5 million, net of an allowance for doubtful accounts of $277,000 and revenue reserve of $142,000.

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

     Significant management judgment is required in determining our provision for income tax, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At March 31, 2002, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

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

     We determine the carrying value of property and equipment, long-lived assets, net intangible assets and goodwill based on management’s review of the above indicators of impairment.

Factors That May Impact Future Operating Results

We have incurred losses throughout our recent operating history and may not be able to achieve profitability.

     We have incurred operating losses on a quarterly and annual basis throughout our history. As of March 31, 2002, we had an accumulated deficit of $39.1 million. Our failure to significantly increase our revenues would seriously harm our business and operating results. To increase our revenues, we must incur significant expenses to expand our sales and marketing, research and development and general and administrative resources. If our revenues do not grow to offset these increased expenses, we will not be profitable. In fact, we may not have any revenue growth and our revenues may decline over corresponding periods.

If we do not expand sales of our products to customers other than professional service firms, we may not be able to grow our revenues and our operating results will suffer.

     We derived 70% and 87% of our license revenues for the first quarter ended March 31, 2002 and 2001, respectively, from the sale of licenses to law firms and professional service firms. Our future success is substantially dependent on our ability to sell licenses to customers outside of professional service firms, particularly large multi-national corporations. To sell to multi-national corporations, we must devote time and resources to hire and train sales employees to work in industries other than legal and professional service firms. Even if we are successful in hiring and training new sales teams, customers in other industries may not perceive the value in or require our content and collaboration software platform and applications.

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

Our revenues from international operations can be a significant part of our overall operating results. We may not successfully develop these international markets, which could harm our business.

     We have established sales offices in the United Kingdom, Germany, France and New Zealand. For the quarter ended March 31, 2001, and for the first time in our operating history, revenues from these international operations constituted a significant part of our total revenues. We anticipate devoting significant resources and management attention to expanding international opportunities. Expanding internationally subjects us to a number of risks, including:

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

     We derived 57% and 40% of our revenues from resellers of our application suite for the first quarters of 2002 and 2001, respectively. Therefore, our future success depends on our ability to attract, retain, motivate and train resellers of our products.

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

     Our financial results could also be significantly impacted by world events. Specifically, our revenues for the third quarter ended September 30, 2001 were negatively impacted by delays in customer orders and longer sales cycles resulting from terrorist attacks on the World Trade Center buildings and the Pentagon. Our revenues and financial results could be negatively impacted to the extent similar events occur.

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

     Our WorkSite server for Windows-based operating environments, and our compatible applications for this server, became commercially available in June 2001. In addition, the Java-based iManage WorkSite Server MP that supports Windows, Solaris and Linux operating environments, and a compatible version of the iManage WorkSite Web application, became commercially available in the first quarter of 2002. Enhanced features and functionality are expected to be developed, but delays in introducing these enhancements would have a material adverse effect on our business and financial condition.

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

     Currently, our iManage WorkSite suite of products support Windows, Solaris and Linux operating environments. If other platforms become more widely used, we could be required to convert our server application products to those platforms. We may not succeed in these efforts, and even if we do, potential customers may not choose to license our product.

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

     We rely on software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. For example, we license Application Builder from Autonomy, Inc., Search  97® from Verity, Inc. and Outside In Viewer Technology® and Outside In HTML Export® from Stellent, Inc. The functionality of our iManage WorkSite suite products, therefore, depends on our ability to integrate these third-party technologies into our products. Furthermore, we may license additional software from third parties in the future to add functionality to our products. If our efforts to integrate this third-party software into our products are not successful, our customers may not license our products and our business will suffer.

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

     During 2001, several securities class action complaints were filed against us, the underwriters of our initial public offering, our directors and certain of our officers in the United States District Court for the Southern District of New York. The complaint alleges that the underwriters entered into certain arrangements with investors in connection with our initial public offering, and that these alleged arrangements should have been and were not disclosed in our registration statement and prospectus. The complaints seek unspecified monetary damages and attorneys’ fees and other costs. All of these cases have been consolidated for pretrial purposes. We believe that we have meritorious defenses against the lawsuits and intend to defend ourselves vigorously.

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

Intangible asset risk.

     We have approximately $3.4 million in goodwill, $566,000 of intangible assets and $712,000 of prepaid license royalties. At March 31, 2002, we believe our goodwill, intangible assets and prepaid license royalties are recoverable. However, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate the recoverability of these assets. We must continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

There may be sales of a substantial amount of our common stock in the near future that could cause our stock price to fall.

     Some of our current stockholders hold a substantial number of shares, which they are able to sell in the public market, subject to restrictions under the securities laws and regulations. Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. Moreover, three of our executive officers have established plans under which they will sell a pre-determined number of shares per quarter, provided that a certain minimum price is obtained. These plans may be perceived poorly in the market, and together with the increased number of shares being made available on the market, these plans may have an adverse effect on our share price. In addition, a fall in our stock price could impair our ability to raise capital through the sale of additional stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop products in the United States and market our products in North America, Europe and to a lesser extent in Asia/Pacific. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because significant portions of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments, including money market funds and commercial paper, and long-term investments, with maturities not exceeding two years. Our interest expense is also sensitive to changes in the general level of U.S. interest rates because the interest rate charged varies with the prime rate. Due to the nature of our investments, we believe that there is not a material risk exposure.

     Our investment portfolio consisted of fixed income securities of $37.4 million as of March 31, 2002 and $39.8 million as of December 31, 2001. These investment securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2002 and December 31, 2001, the decline in the fair value of the portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

     The following is a summary of our portfolio investments (in thousands):

	March 31, 2002

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$14,885	$—	$—	$14,885
Commercial paper	2,199	—	—	2,199
Corporate obligations	20,223	128	(36)	20,315

	$37,307	$128	$(36)	$37,399

	Estimated	Weighted
	Fair	Average
	Value	Interest Rate

Included in:
Cash and cash equivalents	$17,084	1.82%
Short-term investments	14,750	6.05%
Long-term investments	5,565	5.91%

	$37,399

	December 31, 2001

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$15,786	$—	$—	$15,786
Corporate obligations	23,767	237	(11)	23,993

	$39,553	$237	$(11)	$39,779

	Estimated	Weighted
	Fair	Average
	Value	Interest Rate

Included in:
Cash and cash equivalents	$15,786	2.13%
Short-term investments	16,827	7.18%
Long-term investments	7,166	5.71%

	$39,779

     The following is a summary of our portfolio investments by contractual maturity (in thousands):

	March 31,	December 31,
	2002	2001

Due in one year or less	$31,834	$32,613
Due after one year through two years	5,565	7,166

	$37,399	$39,779

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Beginning in July 2001, several securities class action complaints were filed against the Company, the underwriters of the Company’s initial public offering, its directors and certain officers in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re iManage, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6277 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On or about April 19, 2002, plaintiffs served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. It names as defendants the Company; five of the Company’s present and former officers; and several investment banking firms that served as underwriters of the Company’s initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. Plaintiffs seek unspecified monetary damages, attorneys’ fees and other costs.

     The Company is aware that similar allegations have been made in lawsuits challenging over 300 other public offerings conducted in 1999 and 2000. All of these cases have been consolidated for pretrial purposes before a judge in the Southern District of New York. The time to respond to the complaints has been stayed pending the Court’s decisions regarding coordination of the cases. While we believe that the allegations against our officers/directors and us are without merit, and intend to contest them vigorously, there can be no assurance that this matter will be resolved without costly litigation or in a manner that is not adverse to our consolidated financial position, results of operations or cash flows. No estimate can be made of the possible loss or range of loss associated with the resolution of this contingency.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See Index to Exhibits on page 28 hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the first quarter ended March 31, 2002. Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, County of San Mateo, State of California, on the 14th day of May 2002.

iMANAGE, INC. (Registrant)

By:

/s/ MAHMOOD M. PANJWANI

Mahmood M. Panjwani President, Chief Executive Officer and Chairman of the Board

/s/ JOHN E. CALONICO, JR.

John E. Calonico, Jr. Vice President and Chief Financial Officer

iMANAGE, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the quarter ended March 31, 2002

		Incorporated by Reference

		Form	Date	Exhibit No.	Filed Herewith

2.1	Agreement and Plan of Reorganization, dated as of April 11, 2000 by and among iManage, Inc., a Delaware corporation, NetRight Technologies, Inc., a Delaware corporation and a wholly-owned subsidiary of iManage, Inc., and ThoughtStar, Inc., a Delaware corporation.	8-K	6/21/00	2.1
3.1	Restated Certificate of Incorporation of iManage, Inc.	S-1/A-1	10/8/99	3.1
3.2	Amended and Restated Bylaws of iManage, Inc.	S-1/A-1	10/8/99	3.2
4.1	Amended and Restated Rights Agreement as of May 5, 2000.	10-K	12/31/00	4.1
10.1	Form of Indemnification Agreement for directors and executive officers.	S-1	9/1/99	10.1
10.2	1997 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.	S-1/A-1	10/8/99	10.2
10.3	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A-1	10/8/99	10.3
10.4	Loan and Security Agreement dated March 31, 1999 between Silicon Valley Bank and the Company.	S-1	9/1/99	10.4
10.5	Loan Modification Agreement dated March 30, 2001 between Silicon Valley Bank and the Company.	10-K	12/31/00	10.5
10.6	Office Lease for 2121 S. El Camino Real, San Mateo, California between Cornerstone Properties I, LLC and the Company dated November 30, 1998, as amended to date.	10-K	12/31/99	10.5
10.7	Office Building Lease for 55 East Monroe Street between TST 55 East Monroe, LLC and the Company dated January 1999, as amended to date.	S-1	9/1/99	10.6
10.8	Sublease between the Company and Q-Image Corporation dated December 5, 1998.	S-1	9/1/99	10.7
10.9	Employment Agreement, dated September 7, 2000, between iManage, Inc. and Joseph Campbell.	10-K	12/31/00	10.12
10.10	Secured Promissory Note dated April 5, 2000 by Mark Culhane to iManage, Inc. Stock Pledge Agreement dated April 5, 2000 by and between Mark Culhane, the Culhane Family Revocable Trust and iManage, Inc.	10-K	12/31/00	10.13
10.11	Stock Pledge Agreement dated April 5, 2000 by and between Mark Culhane, the Culhane Family Revocable Trust and iManage, Inc.	10-K	12/31/00	10.14

		Incorporated by Reference

		Form	Date	Exhibit No.	Filed Herewith

10.12	Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002.	10-K	12/31/02	10.13
10.13	Secured Promissory Note, dated April 2, 2002 by Joseph Campbell to iManage, Inc.	10-K/A-1	4/30/02	10.14
10.14	Stock Pledge Agreement dated April 2, 2002 by and between Joseph Campbell and iManage, Inc.	10-K/A-1	4/30/02	10.15
10.15	Deed of Trust dated April 2, 2002 by Joseph Campbell and Teresa B. Campbell in favour of iManage, Inc.	10-K/A-1	4/30/02	10.16
10.16	Employment Agreement, dated January 28, 2002, between iManage, Inc. and John Calonico.				x
21	Subsidiaries of iManage, Inc.	10-K	12/31/00	21