Form 10-Q
period 2002-06-30
IMANAGE INC
filed 2002-08-14
CIK 1093242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes   [X]                    No   [   ]

As of August 9, 2002, there were approximately 24,232,000 shares of the registrant’s common stock outstanding.

iMANAGE, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

iMANAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	December 31, 2001

	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$24,811	$16,780
Short-term investments	13,794	16,827
Accounts receivable, net	7,281	9,577
Prepaid expenses and other current assets	2,104	2,279

Total current assets	47,990	45,463
Long-term investments	3,553	7,166
Property and equipment, net	2,945	2,423
Goodwill and other intangible assets, net	3,623	4,240
Other assets	2,050	1,566

Total assets	$60,161	$60,858

Liabilities and Stockholders’ Equity

Current liabilities:
Bank lines of credit, current portion	$4,753	$4,288
Accounts payable	2,201	2,421
Accrued liabilities	4,386	5,043
Deferred revenues	12,372	10,731

Total current liabilities	23,712	22,483
Bank lines of credit, less current portion	1,210	1,412

Total liabilities	24,922	23,895

Stockholders’ equity:
Common stock	24	24
Additional paid-in capital	77,931	76,619
Deferred stock-based compensation	(532)	(555)
Notes receivable for common stock	(430)	(430)
Accumulated comprehensive income	40	136
Accumulated deficit	(41,794)	(38,831)

Total stockholders’ equity	35,239	36,963

Total liabilities and stockholders’ equity	$60,161	$60,858

See accompanying notes to condensed consolidated financial statements.

iMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
License	$4,265	$6,309	$11,378	$12,096
Support and service	5,355	3,513	10,019	6,388

Total revenues	9,620	9,822	21,397	18,484

Cost of revenues:
License	392	307	777	598
Support and service	1,818	1,531	3,382	2,866

Total cost of revenues	2,210	1,838	4,159	3,464

Gross profit	7,410	7,984	17,238	15,020

Operating expenses:
Sales and marketing	6,779	7,551	13,568	14,023
Research and development	2,123	2,816	4,246	5,538
General and administrative	1,104	1,068	2,196	2,216
Amortization of intangible assets	365	2,139	725	4,260

Total operating expenses	10,371	13,574	20,735	26,037

Loss from operations	(2,961)	(5,590)	(3,497)	(11,017)
Interest income and other, net	325	442	574	891

Loss before provision for income taxes	(2,636)	(5,148)	(2,923)	(10,126)
Provision for income taxes	20	30	40	60

Net loss	$(2,656)	$(5,178)	$(2,963)	$(10,186)

Basic and diluted net loss per common share	$(0.11)	$(0.22)	$(0.12)	$(0.44)

Shares used in computing basic and diluted net loss per common share	23,961	23,263	23,834	23,174

See accompanying notes to condensed consolidated financial statements.

iMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(2,963)	$(10,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,721	5,286
Amortization of deferred stock-based compensation	235	980
Provision for doubtful accounts and sales returns	112	51
Changes in operating assets and liabilities:
Accounts receivable	2,196	2,030
Prepaid expenses and other assets	(309)	210
Accounts payable and accrued liabilities	(877)	584
Deferred revenues	1,641	1,315

Net cash provided by operating activities	1,756	270

Cash flows from investing activities:
Purchases of property and equipment	(1,518)	(747)
Purchases of investments	(4,150)	(25,491)
Maturities and sales of investments	10,688	18,310

Net cash provided by (used in) investing activities	5,020	(7,928)

Cash flows from financing activities:
Proceeds from bank lines of credit	7,026	6,000
Payment of bank lines of credit	(6,763)	(6,475)
Net proceeds from issuance of common stock	1,052	514
Payment of stockholders’ notes receivable	—	32
Repurchases of common stock	(60)	(13)

Net cash provided by financing activities	1,255	58

Net increase (decrease) in cash and cash equivalents	8,031	(7,600)
Cash and cash equivalents at beginning of period	16,780	24,056

Cash and cash equivalents at end of period	$24,811	$16,456

Supplemental disclosures of non-cash investing and financing activities:
Deferred stock-based compensation	$413	$1,000

Issuance of common stock for acquisitions and technology	$108	$—

See accompanying notes to condensed consolidated financial statements.

iMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the iManage, Inc. (“iManage” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the entire year or for any other period.

     The condensed consolidated balance sheet as of December 31, 2001 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in the Company’s Annual Report on Form 10-K.

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The following table reconciles net loss to basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(2,656)	$(5,178)	$(2,963)	$(10,186)
Shares used in computing basic and diluted net loss per common share	23,961	23,263	23,834	23,174

Basic and diluted net loss per common share	$(0.11)	$(0.22)	$(0.12)	$(0.44)

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Options to purchase common stock	5,269	4,826	5,269	4,826
Common stock subject to repurchase	11	106	11	106

	5,280	4,932	5,280	4,932

Note 3. Goodwill and Intangible Assets

     In July 2001, the FASB issued FAS 142 (see Note 8 notes to consolidated financial statements). The Company adopted FAS 142 effected January 1, 2002 and as a result ceased amortizing goodwill of approximately $3.4 million. The changes in the carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of June 30, 2002		As of December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Purchased technology	$2,284	$(2,052)	$2,177	$(1,428)
Non-compete agreements	400	(400)	400	(300)

Total intangible assets	2,684	(2,452)	2,577	(1,728)
Goodwill	14,714	(11,323)	14,714	(11,323)

	$17,398	$(13,775)	$17,291	$(13,051)

     The aggregate amortization expense of intangible assets, excluding amortization of goodwill, was $365,000 and $357,000 in the three months ended June 30, 2002 and 2001, respectively, and was $725,000 and $696,000 for the six months ended June 30, 2002 and 2001, respectively. The estimated total amortization expense of acquired intangible assets is $853,000 and $104,000 for the years ended 2002 and 2003, respectively. At September 30, 2003, the intangible assets will be fully amortized.

     The changes in the carrying amount of goodwill for the six month period ended June 30, 2002 and the year ended December 31, 2001 are as follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2002	December 31, 2001

Beginning balance	$3,391	$10,812
Amortization in the period	—	(7,421)

Ending balance	$3,391	$3,391

     The following table presents net loss and basic and diluted net loss per share as if the goodwill had not been amortized during the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net loss	$(2,656)	$(5,178)	$(2,963)	$(10,186)
Goodwill amortization	—	1,782	—	3,564

Adjusted net loss	$(2,656)	$(3,396)	$(2,963)	$(6,622)

Reported basic and diluted net loss per share	$(0.11)	$(0.22)	$(0.12)	$(0.44)
Goodwill amortization per basic and diluted share	—	0.07	—	0.15

Adjusted basic and diluted net loss per share	$(0.11)	$(0.15)	$(0.12)	$(0.29)

Note 4. Comprehensive Income and Loss

     Other comprehensive income and loss refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from net loss.

     The comprehensive loss comprises the following items (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(2,656)	$(5,178)	$(2,963)	$(10,186)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	26	(26)	(108)	80
Translation adjustment	21	(26)	12	(60)

	47	(52)	(96)	20

Comprehensive loss	$(2,609)	$(5,230)	$(3,059)	$(10,166)

Note 5. Deferred Stock-Based Compensation

     The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Cost of revenues	$7	$15	$15	$23
Sales and marketing	67	479	67	564
Research and development	8	154	22	257
General and administrative	41	30	131	86

	$123	$678	$235	$930

     Amortization of deferred stock-based compensation will be reduced in future periods to the extent options are canceled prior to full vesting. Cancellations of stock options that reduced deferred stock-based compensation during the three month and six month periods ended June 30, 2002 were $158,000 and $201,000, respectively compared to $92,000 and $249,000 for the corresponding prior year periods.

     During January 2002, we issued options to purchase 300,000 shares of its common stock to an officer under the 1997 Plan with weighted average exercise prices of $6.27 per share which were below the fair value of our common stock at the date of grant. The weighted average fair value of the underlying common stock was $7.65. In accordance with the requirements of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, we have recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the fair value of our stock at the date of grant. This deferred compensation is amortized to expense over the period during which the options become exercisable, generally four years, consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. We recorded deferred stock-based compensation related to these options in an amount of $413,000, of which $65,000 and $155,000 was amortized to expense in the three and six month periods ended June 30, 2002, respectively. We also amortized deferred stock-based compensation related to options issued in prior periods, whose weighted average exercise prices were below the fair value of our common stock at the date of grant for $58,000 and $80,000 in the three and six month periods ended June 30, 2002, respectively.

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

     The revolving line of credit provides for borrowings of up to $4.0 million, which can be used at the discretion of the Company through March 31, 2003. Borrowings are limited to the lesser of 80% of eligible accounts receivable or $4.0 million ($700,000 was available at June 30, 2002), bear interest at prime plus 0.25% and are due at March 31, 2003. At June 30, 2002 and December 31, 2001, the Company had outstanding $3.3 million against this facility.

     The equipment lines of credit, which bear interest at prime plus 0.50%, provides for borrowings of up to $5.0 million to finance the purchase of property and equipment. At June 30, 2002 and December 31, 2001, the amounts outstanding under the equipment lines of credit totaled $2.7 million and $3.0 million, respectively. Principal repayment began in March 2000 and will continue through February 2006 in monthly installments of principal and interest. In March 2002, the Company borrowed an additional $726,000 against this facility.

     The covenants under the lines of credit require the Company not to incur a cash loss greater than $2.0 million in the quarter ended June 30, 2002. The cash loss is determined based on the Company’s operating results, excluding charges for certain items such as depreciation and amortization. The Company’s cash loss was approximately $2.2 million for the quarter ended June 30, 2002. On July 8, 2002, the Company and the Bank entered into a loan modification agreement to waive the above-described default.

     Interest expense was $40,000 and $57,000 during the three months ended June 30, 2002 and 2001, respectively, and $73,000 and $163,000 for the six months ended June 30, 2002 and 2001, respectively. Cash paid for interest was $84,000 and $163,000 for the six months ended June 30, 2002 and 2001, respectively.

Note 7. Related Party Transactions

     The Company’s Chief Executive Officer is the owner of a consulting company, which subleased space from the Company and provided recruiting services to the Company. In addition, the Company reimbursed the consulting company for certain travel expenses and other services incurred on its behalf and for the use of certain assets. Additionally, the Company hired certain of the consulting company’s consultants to provide software development services.

     Amounts included in net loss which were paid, received or due to or from this related party are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Sublease rent income	$8	$20	$15	$43
Consulting and other services expense	$41	$33	$77	$96

     On April 2, 2002, the Company made a loan to its Chief Operating Officer (“COO”) in the amount of $750,000 for the purchase of his residence. The loan bears interest at 5% per annum and principal and interest are due on the earlier of (i) April 2, 2007, (ii) the date six months following the date of his voluntary resignation or termination for cause or (iii) any event of default under the secured note evidencing the loan. If the COO exercises common stock options and sells the related stock, 50% of the proceeds of the sale must be applied to the prepayment of amounts due under the note. The loan is collateralized by (i) the shares or proceeds realized by the COO upon the exercise of options to purchase the Company’s common stock, and (ii) a second deed of trust on the personal residence of the COO. As of June 30, 2002, the principal balance of the loan was $641,000 and was included within Other Assets.

Note 8. Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards, (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001 and its provisions are to be applied prospectively. We have adopted the provisions of SFAS 144 and the adoption did not have a significant impact on our consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company adopted SFAS No. 142 in the quarter ended March 31, 2002 and ceased amortizing $3.4 million of goodwill (see Note 3). In addition, the Company completed an impairment review of its goodwill balance by March 31, 2002. This impairment review involved a two-step process as follows:

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

     In November 2001, the FASB issued an announcement on the topic of Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred (the “Announcement”), which was subsequently incorporated in Emerging Issues Task Force (“EITF”) No. 01-14. The Announcement requires companies to characterize reimbursements received for out of pocket expenses as revenues in the consolidated statement of operations. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. The Announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year are to be reclassified to comply with the guidance in the Announcement. The Company adopted the Announcement in the quarter ended March 31, 2002. The impact on the Company’s financial statement was an increase in support and service revenue and related cost of revenues of $113,000 and $164,000 for the three months and six months ended June 30, 2002, respectively. In September 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The Company adopteded EITF 01-09 in the period and the adoption did not have a significant impact on the Company’s consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities’” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 during the first quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of

SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis based on the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Note 8. Legal Proceedings

     Beginning in July 2001, several securities class action complaints were filed against the Company, the underwriters of the Company’s initial public offering, its directors and certain officers in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re iManage, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6277 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On or about April 19, 2002, plaintiffs served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. It names as defendants the Company; five of the Company’s present and former officers and directors; and several investment banking firms that served as underwriters of the Company’s initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on the grounds that the registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. Plaintiffs seek unspecified monetary damages, attorneys’ fees and other costs.

     The Company is aware that similar allegations have been made in lawsuits challenging over 300 other public offerings conducted in 1999 and 2000. All of these cases have been consolidated for pretrial purposes before a judge in the Southern District of New York. On July 15, 2002, the Company and its related individual defendants (as well as the other issuers named as defendants) filed a motion to dismiss. While we believe that the allegations against our officers/directors and us are without merit and intend to contest them vigorously, there can be no assurance that this matter will be resolved without costly litigation or in a manner that is not adverse to our consolidated financial position, results of operations or cash flows. No estimate can be made of the possible loss or range of loss associated with the resolution of this contingency.

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

     To date, we have licensed our software products to over 1,100 customers, with over 500,000 users. While we have more recently begun to focus on other vertical markets, our customer base is comprised mainly of customers in the legal and professional service industries.

Results of Operations

     The following table sets forth, for the periods indicated, selected consolidated financial data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
License	44%	64%	53%	65%
Support and service	56	36	47	35

Total revenues	100	100	100	100

Cost of revenues:
License	4	3	3	3
Support and service	19	16	16	16

Total cost of revenues	23	19	19	19

Gross profit	77	81	81	81
Operating expenses:
Sales and marketing	71	77	64	76
Research and development	22	28	20	30
General and administrative	11	11	10	12
Amortization of intangible assets	4	22	3	23

Total operating expenses	108	138	97	141

Loss from operations	(31)	(57)	(16)	(60)
Interest income and other, net	4	5	2	5

Loss before provision for income taxes	(27)	(52)	(14)	(55)
Provision for income taxes	—	—	—	—

Net loss	(28)%	(52)%	(14)%	(55)%

Revenues

     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2002	2001	Change	2002	2001	Change

License	$4,265	$6,309	(32)%	$11,378	$12,096	(6)%
Support and service	5,355	3,513	52%	10,019	6,388	57%

	$9,620	$9,822	(2)%	$21,397	$18,484	16%

     License. License revenue decreased 32% or $2.0 million and 6% or $718,000 for the three and first six month periods ended June 30, 2002 from the corresponding prior year periods, respectively. As a percentage of revenues, license revenue represented 44% and 53% of total revenues for the three and six months periods ended June 30, 2002, as compared to 64% and 65% of total revenue for the corresponding prior year periods, respectively. The decrease in license revenue in the three and six month periods ended June 30, 2002 was primarily due to lengthening sales cycles and lower information technology spending as the Company’s customers and prospects responded to weak economic conditions both domestically and internationally.

     Support and Service. Support and service revenues consisted primarily of customer support and, to a lesser extent, consulting and training services. Support and service revenues increased 52% or $1.8 million and 57% or $3.6 million for the three and six month periods ended June 30, 2002 from the corresponding prior year periods, primarily due to higher support revenues from our installed base of customers and higher utilization rates of our professional services organization. As a percentage of revenues, support and service revenue represented 56% and 47% of total revenues for the three and six months periods ended June 30, 2002, as compared to 36% and 35% of total revenue for the corresponding prior year periods, respectively.

Cost of Revenues

     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2002	2001	Change	2002	2001	Change

License	$392	$307	28%	$777	$598	29%
Support and service	1,818	1,531	18%	3,382	2,866	18%

	$2,210	$1,838	20%	$4,159	$3,464	20%

     License. Cost of license revenues primarily consisted of royalties payable to third parties for software that was either embedded in or bundled with our software products. Cost of license revenues increased by $85,000 and $179,000 for the three and six months periods ended June 30, 2002 from the corresponding prior year periods, respectively. The increase in cost of license revenues was primarily due to increased sales of products that embed or bundle third party software products. As a percentage of related license revenue, cost of license revenue represented 9% and 7% for the three and six months periods ended June 30, 2002, as compared to 5% for the corresponding prior year periods, respectively.

     Support and Service. Cost of support and service revenues primarily consisted of salaries and other personnel-related expenses, costs associated with delivering product updates to our customers under active support agreements and depreciation of equipment used by our customer support, consulting services and training personnel. Cost of support and service revenues increased 18% or $287,000 and $516,000 for the three and six months periods ended June 30, 2002 from the corresponding prior year periods, respectively. The increase was primarily due to our strategy to increase our consulting services revenues and the associated increase in personnel-related expense. The increase was also due to adoption of Emerging Issues Task Force (“EITF”) No. 01-14. The EITF requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the consolidated statement of operations. Historically, we have netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. For the three and six month periods ended June 30, 2002, reimbursable expenses recorded as support and service revenue total $113,000 and $164,000, respectively. The amounts were not material for the comparable periods in 2001. As a percentage of related support and service revenue, cost of support and service revenue were 33% and 34% for the three and six months periods ended June 30, 2002 compared to 44% and 45% for the corresponding prior year periods.

Operating Expenses

     The following sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2002	2001	Change	2002	2001	Change

Sales and marketing	$6,779	$7,551	(10)%	$13,568	$14,023	(3)%
Research and development	2,123	2,816	(25)%	4,246	5,538	(23)%
General and administrative	1,104	1,068	3%	2,196	2,216	(1)%
Amortization of intangible assets	365	2,139	(83)%	725	4,260	(83)%

	$10,371	$13,574	(24)%	$20,735	$26,037	(20)%

     Sales and Marketing. Sales and marketing expenses consisted primarily of salaries, commissions, benefits and amortization of stock-based compensation for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses decreased 10% or $772,000 and 3% or $455,000 for the three and six month periods ended June 30, 2002 from the corresponding prior year periods, respectively. The decrease was primarily due to lower deferred stock-based compensation charges, lower commissions and bonuses as a result of decreased licenses revenue, as well as a reduction in sales headcount. As a percentage of revenue, sales and marketing expenses were 71% and 64% for the three and six month periods ended June 30, 2002 compared to 77% and 76% for the corresponding prior year.

     Research and Development. Research and development expenses consisted primarily of personnel, third party contractors, facilities and related overhead costs associated with product development and quality assurance activities. Research and development expenses decreased 25%, or $693,000, and 23%, or $1.3 million for the three and six month periods ended June 30, 2002 from the corresponding prior year periods, respectively. The decrease was due primarily to personnel-related costs and facilities costs associated with the closure of our Utah facilities during the third quarter of 2001 and a decrease in our use of external consulting services. As a percentage of revenue, research and development expenses were 22% and 20% for the three and six month periods ended June 30, 2002 compared to 28% and 30% for the corresponding prior year.

     General and Administrative. General and administrative expenses consisted primarily of personnel-related costs for general corporate functions including legal, finance, accounting, information technology and human resources. General and administrative expenses increased by 3%, or $36,000, and decreased by 1%, or $20,000, in the three and six month periods ended June 30, 2002 from the corresponding prior year periods, respectively. The increase in absolute dollars in the three months ended June 30, 2002 comparing to the same period of 2001 was primarily due to an increase in consulting expenses relating to the human resource function. As a percentage of revenues, general and administrative expenses were 11% and 10% for the three and six month periods ended June 30, 2002, respectively, as compared to 11% and 12% for the corresponding prior year periods, respectively.

     Amortization of Intangible Assets. Intangible assets consist of goodwill, purchased technology and non-compete agreements associated with our acquisition of ThoughtStar, Inc. (“ThoughtStar”) on June 21, 2000, and the acquisition of technologies in 2001. Goodwill and other acquired intangibles of $17.0 million were recorded in connection with the ThoughtStar acquisition and were amortized, prior to adopting Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, over their estimated useful lives of two years except those related to the assembled workforce, which were written off in the third quarter of 2001 in connection with closing of the Utah facilities.

     We adopted SFAS No. 142 and ceased amortizing the remaining unamortized balance of goodwill, $3.4 million, as of December 31, 2001. In lieu of amortization, we were required to perform an initial review to determine whether the value of our remaining goodwill asset is impaired and periodic impairment reviews annually thereafter. We completed our initial review during the first quarter of 2002 and no impairment charge was recorded against the unamortized goodwill. However, there can be no assurance that a future evaluation will not require an impairment charge to be recorded. We expect to record $128,000 of amortization related to other intangible assets in the remaining six months of 2002.

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

     The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Cost of revenues	$7	$15	$15	$23
Sales and marketing	67	479	67	564
Research and development	8	154	22	257
General and administrative	41	30	131	86

	$123	$678	$235	$930

     Amortization of deferred stock-based compensation will be reduced in future periods to the extent options are canceled prior to full vesting. Cancellations of stock options that reduced deferred stock-based compensation during the three month and six month periods ended June 30, 2002 were $158,000 and $201,000, respectively compared to $92,000 and $249,000 for the corresponding prior year periods.

     During January 2002, we issued options to purchase 300,000 shares of its common stock to an officer under the 1997 Plan with weighted average exercise prices of $6.27 per share which were below the fair value of our common stock at the date of grant. The weighted average fair value of the underlying common stock was $7.65. In accordance with the requirements of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, we have recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the fair value of our stock at the date of grant. This deferred compensation is amortized to expense over the period during which the options become exercisable, generally four years, consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. We recorded deferred stock-based compensation related to these options in an amount of $413,000, of which $65,000 and $155,000 was amortized to expense in the three and six month periods ended June 30, 2002, respectively. We also amortized deferred stock-based compensation related to options issued in prior periods, whose weighted average exercise prices were below the fair value of our common stock at the date of grant for $58,000 and $80,000 in the three and six month periods ended June 30, 2002, respectively.

Interest Income and Other, Net

     Interest income and other was $325,000 and $442,000 for the three months ended 2002 and 2001, respectively. Interest income and other was $574,000 and $891,000 for the six months ended June 30, 2002 and 2001, respectively. Interest income and other decreased in absolute dollars and as a percentage of revenues in the three and six month periods of 2002 compared to the same period last year primarily due to lower interest rates on our cash, cash equivalents and short- and long-term investments, partially offset by realized foreign currency gains from the payments of foreign receivables.

Provision for Income Taxes

     Deferred tax liabilities and assets are determined based on the temporary difference between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Our provision for income taxes for the three and six month periods ended June 30, 2002 was primarily related to foreign income taxes and state income taxes due in certain states in which we operate. At June 30, 2002, we had a full valuation allowance recorded against our deferred tax asset. We will continue to evaluate the recoverability of our deferred tax asset on a quarterly basis.

Liquidity and Capital Resources

     Cash provided (used) for the six month periods ended June 30, 2002 and 2001 is as follows (in thousands):

	Six Months Ended
	June 30,

	2002	2001

Cash provided by operating activities	$1,756	$270
Cash provided by (used in) investing activities	$5,020	$(7,928)
Cash provided by financing activities	$1,255	$58

     At June 30, 2002, we had cash, cash equivalents and short- and long-term investments of $42.2 million.

     For the six months ended June 30, 2002, net cash provided by operating activities was $1.8 million compared to $270,000 for six months ended June 30, 2001. Cash provided by operations for the six months ended June 30, 2002 was primarily the result of the $2.2 million decrease in accounts receivable, the $1.6 million increase in deferred revenue and $1.7 million related to depreciation and amortization expense, which was partially offset by the net loss of $3.0 million and the decrease of $877,000 in accounts payable and accrued liabilities. Cash provided by operations for the six months ended June 30, 2001 was primarily the result of the $5.3 million related to depreciation and amortization, a decrease of $2.0 million in our accounts receivables, an increase of $1.3 million in deferred revenues, $1.0 million related to the amortization of deferred stock-based compensation, an increase of $584,000 in accounts payable and accrued liabilities and a decrease of $210,000 in prepaid expenses and other assets, which was largely offset by the net loss of $10.2 million.

     For the six months ended June 30, 2002, net cash provided by investing activities was $5.0 million compared to the $7.9 million net cash used in investing activities during the first six months of 2001. Cash provided by investing activities during the first six months of 2002 was due to $10.7 million in maturities and sale of investments, partially offset by $4.2 million for the purchase of investments and $1.5 million for the purchase of property and equipment. Cash used in investing activities for the six months ended June 30, 2001 was primarily due to the purchase of $25.5 million of investments and $747,000 for purchases of property and equipment, partially offset by $18.3 million for the maturities and sales of investments.

     Net cash provided by financing activities was $1.3 million and $58,000 for the six months ended June 30, 2002 and 2001, respectively. Cash provided by financing activities during the first six months of 2002 was primarily generated from the proceeds of $7.0 million from bank lines of credit and $1.1 million from the issuance of common stock, partially offset by $6.8 million in repayments of bank lines of credit. Cash provided by financing activities for the six months ended June 30, 2001 was primarily generated from the proceeds of $6.0 million from bank lines of credit and $514,000 from the issuance of common stock, partially offset by $6.5 million in repayments of bank lines of credit.

     As of June 30, 2002, we had a revolving line of credit agreement with a bank for $4.0 million, which bears interest at the bank’s prime rate plus 0.25%. Borrowings were limited to the lesser of 80% of eligible accounts receivable or $4.0 million and were collateralized by substantially all of our assets. As of June 30, 2002, we had $3.3 million outstanding under this facility. In addition, as of June 30, 2002, we had amounts outstanding under equipment lines of credit agreements with a bank for $2.7 million, which bear interest at the bank’s prime rate plus 0.5%.

     Both the line of credit and the equipment lines of credit contain various restrictive covenants and these restrictions require us to:

(a)	maintain a monthly quick assets to current liabilities (less deferred revenue) ratio of at least two to one;

(b)	not incur a cash loss, as defined, greater than $2.0 million for the quarters ended March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002 and for quarters ended thereafter, we may not incur a cash loss, as defined, greater than $1.0 million; and

(c)	not declare and pay dividends.

     The cash loss is determined based on our operating results, excluding charges for certain items such as depreciation and amortization.

     We violated the covenant (b) listed above as of June 30, 2002. However, the Bank issued a loan modification agreement on July 8, 2002 to waive the above-described default.

     On July 17, 2002, our Board of Directors authorized a share repurchase program of up to one million shares of our outstanding common stock. The program will allow us to repurchase our common shares on the open market from time to time at the discretion of management. The number of shares to be repurchased and the timing of purchases will be based on several factors, including the trading price of our common stock and general market conditions. The plan will continue through December 31, 2002. Purchases will be funded from our available working capital.

     We currently anticipate that our cash, cash equivalents, and short- and long-term investments, together with our existing bank lines of credit, will be sufficient to meet our anticipated needs for working capital, capital expenditures and share repurchases for the next 12 months. However, we may be required, or could elect, to seek additional funding at any time. Our future capital requirements will depend on many factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales, general and administrative activities, the timing of introductions of new products and market acceptance of our products. We cannot provide assurance that additional equity or debt financing, if required, will be available on acceptable terms if at all.

Financial Risk Management

     The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-U.S. dollar-denominated revenues and operating expenses in Canada, Australia, New Zealand and Europe. At the present time, the exposure is not significant. We do not anticipate significant currency gains or losses in the near term.

     We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a separate component of accumulated comprehensive income. These securities are not leveraged and are held for purposes other than trading.

     On January 1, 1999, the Euro was introduced. On that day, the exchange ratios of the currencies of the eleven countries participating in the first phase of the European Economic and Monetary Union were fixed. The Euro became a currency of the participating countries as of January 1, 2002. The conversion to the Euro will have significant effects on the foreign exchange markets and bond markets and is requiring significant changes in the operations and systems within the European banking industry. Our information system is designed to accommodate multi-currency environments. As a result, we have the flexibility to transact business with vendors and customers in either Euro or non-Euro currency units.

Critical Accounting Policies

     Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating the allowance for doubtful accounts;

•	assessment of the probability of the outcome of our current litigation;

•	accounting for income taxes; and

•	valuation of long-lived assets, intangible assets and goodwill.

     Revenue Recognition. Revenue consists of license, support and service revenues from our customers, which are primarily attributable to our iManage WorkSite suite of software applications. In addition, we receive fees from our customers for providing deployment, integration services and training.

     We apply the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions that involve the licensing of our software.

     We recognize license revenue when persuasive evidence of an arrangement exists, the software has been delivered, the fee is considered fixed and determinable and collectibility is reasonably assured. Revenue from subscription license agreements, which include software, rights to product upgrades, updates and maintenance, are recognized ratably over the term of the subscription period. Revenue on shipments to resellers is generally recognized when the resellers sell the product to the end-user customer. For all sales, we use either a binding purchase order or signed license agreement as persuasive evidence of an arrangement.

     At the time of the transaction, we assess whether the fee associated with each transaction is fixed and determinable and collection is reasonably assured. We evaluate the payment terms associated with each transaction. If a portion of the fee is due after our normal payment terms, which range from 30 days to 180 days from the invoice date for legal customers and 30 days to 120 days for all others, we recognize the revenue on the payment due date, assuming collection is reasonably assured. We assess collectability based on a number of factors, including past transaction history and overall credit-worthiness of the customer. We generally do not require collateral from our customers. If collection is not reasonably assured, revenue is deferred and recognized as revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

     Allowance for Doubtful Accounts. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates as to the overall collectibility of accounts receivable and provides an allowance for amounts deemed to be uncollectible. Management specifically analyzes its accounts receivable and historical bad debt pattern, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2002, our accounts receivable balance was $7.3 million, net of an allowance for doubtful accounts of $322,000.

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

     Significant management judgment is required in determining our provision for income tax, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At June 30, 2002, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

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

     We have incurred operating losses on a quarterly and annual basis throughout our history. As of June 30, 2002, we had an accumulated deficit of $41.8 million. Our failure to significantly increase our revenues would seriously harm our business and operating results. To increase our revenues, we must incur significant expenses to expand our sales and marketing, research and development and general and administrative resources. If our revenues do not grow to offset these increased expenses, we will not be profitable. In fact, we may not have any revenue growth and our revenues may decline over corresponding periods.

Our future success depends on our ability to continue to sell to law firms and other professional service firms.

     We derived 75% and 79% of our license revenues for the three months ended June 30, 2002 and 2001, respectively, from the sale of licenses to law firms and professional service firms. In order for us to sustain and grow our business, we must continue to successfully sell our software products and services into this vertical market. Failure to successfully sell to law firms and professional service firms will have a significant and adverse affect on our consolidated financial condition and results of operation.

If we do not expand sales of our products to customers other than professional service firms, we may not be able to grow our revenues and our operating results will suffer.

     Our future success is substantially dependent on our ability to sell software licenses and services to customers outside of professional service firms, particularly large multi-national corporations in financial services, manufacturing and government. To sell to multi-national corporations, we must devote time and resources to hire and train sales employees to work in industries other than legal and professional service firms. Even if we are successful in hiring and training new sales teams, customers in other industries may not perceive the value in or require our collaborative content management software platform and applications.

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

     Specifically, for the quarter ended June 30, 2002, we experienced an unanticipated lengthening sales cycles due to increased organizational review by sales prospects of software purchases, regardless of transaction size. As a consequence, several prospective transactions were delayed or cancelled entirely resulting in a shortfall of our revenues from analyst expectations. A continued lengthening in sales cycles and our inability to predict these trends could result in additional revenue shortfalls from expectations, which would have a material impact on our operating results and, correspondingly, our stock price.

Declining economic conditions and significant world events, such as September 11, 2001, have affected and could continue to negatively impact our revenues and profits.

     Our revenue growth and profitability depend on the overall demand for collaborative content management software platforms and applications. The recession in the United States and declining economic conditions worldwide, have and may continue to, result in cutbacks by our customers in the purchase of our software products and services, postponed or canceled orders, longer sales cycles and lower average selling prices. Specifically, we experienced a shortfall in our revenues for the quarter ended June 30 2002, which we believe was in part due to slowing information technology spending in reaction to declining economic conditions. To the extent that the current downturn continues or increases in severity, we believe demand for our products and services, and therefore future revenues, could be further impacted.

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

     Because our operating expenses are based on our expectations for future revenues and are relatively fixed in the short term, any revenue shortfall below expectations, such as the shortfall we experienced for the quarter ended June 30, 2002, will have an immediate and significant adverse effect on our consolidated results of operations and financial condition.

Contractual issues may arise during the negotiation process that may delay the anticipated closure of the transaction and our ability to recognize revenue as anticipated.

     Because our solution is mission-critical to many of our large customers, the process of contractual negotiation is protracted and critical. The additional time needed to negotiate mutually acceptable terms that culminate in an agreement to license our products could extend the sale cycle.

     Several factors may also require us to defer recognition of license revenue for a significant period of time after entering into a license agreement, including instances where we are required to deliver either unspecified additional products or specified product upgrades for which we do not have vendor-specific objective evidence of fair value. While we have a standard software license agreement that provides for revenue recognition provided that delivery has taken place, collectibility from the customer is reasonably assured and assuming no significant future obligations or customer acceptance rights exist, customer negotiations and revisions to these terms could impact our ability to recognize revenues at the time of delivery.

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

     A significant portion of our license agreements are completed within the final few weeks of each quarter as many customers delay completion of a transaction until the end of a quarter to extract more favorable terms. In addition, our sales cycle is impacted by seasonal factors. Specifically, our historical experience indicates that our sales process and revenues are negatively impacted by the summer season in the third quarter. Additionally, our consulting services are negatively impacted in the fourth quarter due to the holiday season.

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

Our revenues from international operations are a significant part of our overall operating results. We may not successfully develop these international markets, which could harm our business.

     We have established sales offices in the United Kingdom, Germany, France and New Zealand. For the quarter ended June 30, 2002, revenues from these international operations constituted 17% of our total revenues. We anticipate devoting significant resources and management attention to expanding international opportunities. Expanding internationally subjects us to a number of risks, including:

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

     We derived 47% and 49% of our license bookings from resellers of our application suite for the three months ended June 30, 2002 and 2001, respectively. Therefore, our future success depends on our ability to attract, retain, motivate and train resellers of our products. Similarly, the financial failure of any of our resellers could result in lower revenues and the write-off of amounts due from the failed reseller.

Our failure to develop and maintain strong relationships with consulting and system integrator firms and our customers would harm our ability to market our application suite, which could reduce future revenues and increase our expenses.

     A portion of our revenues is influenced by the recommendation of our collaborative content management software platform and applications by systems integrators, consulting firms and other third parties that help deploy our application suite for our customers. Losing the support of these third parties may limit our ability to penetrate our existing and potential markets. These third parties are under no obligation to recommend or support our application suite and could recommend or give higher priority to the products and services of other companies or to their own products. Our inability to gain the support of consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and service revenues.

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

If the emerging market for collaborative content management software does not develop as quickly as we expect, our business will suffer.

     The market for our collaborative content management software platform and applications has only recently begun to develop, is rapidly evolving and will likely have an increasing number of competitors. We cannot be certain that a viable market for our products will emerge or be sustainable. If the collaborative content management software market fails to develop, or develops more slowly than expected, demand for our products will be less than anticipated and our business and operating results would be seriously harmed.

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

     The market for products that enable companies to manage and share content and collaborate throughout an extended enterprise is new, highly fragmented, rapidly changing and increasingly competitive. We expect competition to continue to intensify, which could result in price reductions for our products, reduced gross margins, increased sales cycles and loss of market share, any of which would have a material adverse effect on our business and financial condition. Our current competitors include:

•	companies addressing segments of our market including Documentum, Inc., Stellent, Inc., eRoom Technology, Inc., Hummingbird Ltd., FileNet Corporation, Intraspect Software, Inc., Open Text Corporation, NetDocuments, Inc. and Microsoft Corporation;

•	Web content management companies such as Interwoven, Inc. and Vignette Corporation;

•	enterprise Web portal companies;

•	intranet and groupware companies such as IBM, Microsoft Corporation, and Novell, Inc.; and

•	in-house development efforts by our customers and partners.

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

     In recent quarters, some of our competitors have drastically reduced their price proposals in an effort to strengthen their bids and expand their customer bases. Such tactics, even if unsuccessful, could delay decisions by some customers that would otherwise purchase the iManage solution and may reduce the ultimate selling price of our software and services.

If our efforts to enhance existing products and introduce new products in a timely manner are not successful, we may not be able to generate demand for our products.

     Our future success depends on our ability to provide a comprehensive collaborative content management software solution. To provide this comprehensive solution, we must continually develop and introduce high quality, cost-effective products as well as product enhancements on a timely basis. If the market does not accept our new products, our business will suffer and our stock price will likely fall.

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

     Our strategy is to target large organizations that require our e-business collaborative content management software solution because of the significant amounts of information and content that they generate and use. For this strategy to succeed our software products must be highly scalable and accommodate tens of thousands of concurrent users. If our products cannot scale to accommodate a large number of concurrent users, our target markets will not accept our products and our business and operating results will suffer.

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

     We currently serve a customer base that uses a wide variety of constantly changing hardware, software applications and operating systems. For example, we have designed our products to work with databases and servers developed by Microsoft Corporation, Sun Microsystems, Inc., Oracle Corporation and IBM and software applications including Microsoft Office, WordPerfect, Lotus Notes and Novell GroupWise. We must continually modify and enhance our software products to keep pace with changes in computer hardware and software and database technology, as well as emerging technical standards in the software industry. We further believe that our application suite will gain broad market acceptance only if it can support a wide variety of hardware, software applications and systems. If our product is unable to support a variety of these products, our revenues would be harmed. Additionally, customers could delay purchases of our application suite until they determine how our products will operate with these updated platforms or applications.

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

Legislative actions, higher insurance cost and potential new accounting pronouncements are likely to impact our future financial position and results of operations.

     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be potential new accounting pronouncements or regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly-publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. In addition, insurers are likely to increase rates as a result of high claims rates over the past year and our rates for our various insurance policies are likely to increase. Further, proposed initiatives result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

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

     Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, such as Mahmood M. Panjwani, our President and Chief Executive Officer, Rafiq R. Mohammadi, our Chief Technology Officer, and Joseph S. Campbell, our Chief Operating Officer. We may not be successful in attracting or retaining qualified personnel in the future. None of our senior management or other key personnel is bound by an employment agreement setting forth a term of employment. If we lose one or more of these key employees, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other high technology companies, we face intense competition for qualified personnel.

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

Intangible asset risk.

     We have approximately $3.4 million in goodwill, $232,000 of intangible assets and $986,000 of prepaid license royalties. At June 30, 2002, we believe our goodwill, intangible assets and prepaid license royalties are recoverable. However, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate the recoverability of these assets. We must continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

There may be sales of a substantial amount of our common stock in the near future that could cause our stock price to fall.

     Some of our current stockholders hold a substantial number of shares, which they are able to sell in the public market, subject to restrictions under the securities laws and regulations. Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. Moreover, three of our executive officers and a member of the Board of Directors have established plans under which they will sell a pre-determined number of shares per quarter, provided that a certain minimum price is obtained. These plans may be perceived poorly in the market, and together with the increased number of shares being made available on the market, these plans may have an adverse effect on our share price. In connection with the adoption of the share repurchase plan, we have temporarily suspended these systematic sale programs. However, executive officers and board members may sell stock outside of the systematic plan at their election. In addition, a fall in our stock price could impair our ability to raise capital through the sale of additional stock.

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

     Our investment portfolio consisted of fixed income securities of $37.7 million as of June 30, 2002 and $39.8 million as of December 31, 2001. These investment securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2002 and December 31, 2001, the decline in the fair value of the portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

     The following is a summary of our portfolio investments (in thousands):

	June 30, 2002

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$16,797	$—	$—	$16,797
Commercial paper	2,996	—	(1)	2,995
Government agencies	2,158	—	—	2,158
Corporate obligations	15,634	119	—	15,753

	$37,585	$119	$(1)	$37,703

	Estimated	Weighted
	Fair	Average
	Value	Interest Rate

Included in:
Cash and cash equivalents	$20,356	1.82%
Short-term investments	13,794	6.10%
Long-term investments	3,553	4.72%

	$37,703

	December 31, 2001

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$15,786	$—	$—	$15,786
Corporate obligations	23,767	237	(11)	23,993

	$39,553	$237	$(11)	$39,779

	Estimated	Weighted
	Fair	Average
	Value	Interest Rate

Included in:
Cash and cash equivalents	$15,786	2.13%
Short-term investments	16,827	7.18%
Long-term investments	7,166	5.71%

	$39,779

     The following is a summary of our portfolio investments by contractual maturity (in thousands):

	June 30,	December 31,
	2002	2001

Due in one year or less	$34,150	$32,613
Due after one year through two years	3,553	7,166

	$37,703	$39,779

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Beginning in July 2001, several securities class action complaints were filed against the Company, the underwriters of the Company’s initial public offering, its directors and certain officers in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re iManage, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6277 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On or about April 19, 2002, plaintiffs served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. It names as defendants the Company; five of the Company’s present and former officers; and several investment banking firms that served as underwriters of the Company’s initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on the grounds that the registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. Plaintiffs seek unspecified monetary damages, attorneys’ fees and other costs.

     The Company is aware that similar allegations have been made in lawsuits challenging over 300 other public offerings conducted in 1999 and 2000. All of these cases have been consolidated for pretrial purposes before a judge in the Southern District of New York. On July 15, 2002, the Company and its related individual defendants (as well as the other issuers named as defendants) filed a motion to dismiss. While we believe that the allegations against our officers/directors and us are without merit, and intend to contest them vigorously, there can be no assurance that this matter will be resolved without costly litigation or in a manner that is not adverse to our consolidated financial position, results of operations or cash flows. No estimate can be made of the possible loss or range of loss associated with the resolution of this contingency.

     We are involved in various legal proceedings arising from the normal course of business. In our opinion, resolution of these matters is not expected to have material adverse impact on our results of operations, cash flows or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

ITEM 5. OTHER INFORMATION

     On May 22, 2002, Mark W. Perry, one of our independent directors, resigned as a director of the Company. The Company has received a temporary exemption from NASDAQ’s rules relating to the number of required independent directors, which allows the Company to replace Mr. Perry no later than October 25, 2002. The Company expects to announce the appointment of a replacement director before this date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     See Index to Exhibits on page 30 hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2002. Items 2, 3, and 4 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Foster City, County of San Mateo, State of California, on the 13th day of August 2002.

iMANAGE, INC. (Registrant)

By:

/s/ MAHMOOD M. PANJWANI Mahmood M. Panjwani President, Chief Executive Officer and Chairman of the Board

/s/ JOHN E. CALONICO, JR. John E. Calonico, Jr. Vice President and Chief Financial Officer

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the quarter ended June 30, 2002

		Incorporated by Reference			Filed Herewith

		Form	Date	Exhibit No.

2.1	Agreement and Plan of Reorganization, dated as of April 11, 2000 by and among iManage, Inc., a Delaware corporation, NetRight Technologies, Inc., a Delaware corporation and a wholly-owned subsidiary of iManage, Inc., and ThoughtStar, Inc., a Delaware corporation.	8-K	6/21/00	2.1

3.1	Restated Certificate of Incorporation of iManage, Inc.	S-1/A-1	10/8/99	3.1

3.2	Amended and Restated Bylaws of iManage, Inc.	S-1/A-1	10/8/99	3.2

4.1	Amended and Restated Rights Agreement as of May 5, 2000.	10-K	12/31/00	4.1

10.1	Form of Indemnification Agreement for directors and executive officers.	S-1	9/1/99	10.1

10.2	1997 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.	S-1/A-1	10/8/99	10.2

10.3	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A-1	10/8/99	10.3

10.4	Loan and Security Agreement dated March 31, 1999 between Silicon Valley Bank and the Company.	S-1	9/1/99	10.4

10.5	Office Lease for 2121 S. El Camino Real, San Mateo, California between Cornerstone Properties I, LLC and the Company dated November 30, 1998, as amended to date.	10-K	12/31/99	10.5

10.6	Office Building Lease for 55 East Monroe Street between TST 55 East Monroe, LLC and the Company dated January 1999, as amended to date.	S-1	9/1/99	10.6

10.7	Sublease between the Company and Q-Image Corporation dated December 5, 1998.	S-1	9/1/99	10.7

10.8	Employment Agreement, dated September 7, 2000, between iManage, Inc. and Joseph Campbell.	10-K	12/31/00	10.12

10.9	Secured Promissory Note dated April 5, 2000 by Mark Culhane to iManage, Inc. Stock Pledge Agreement dated April 5, 2000 by and between Mark Culhane, the Culhane Family Revocable Trust and iManage, Inc.	10-K	12/31/00	10.13

10.10	Stock Pledge Agreement dated April 5, 2000 by and between Mark Culhane, the Culhane Family Revocable Trust and iManage, Inc.	10-K	12/31/00	10.14

10.11	Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002.	10-K	12/31/02	10.13

10.12	Secured Promissory Note, dated April 2, 2002 by Joseph Campbell to iManage, Inc.	10-K/A-1	4/30/02	10.14

		Incorporated by Reference			Filed Herewith

		Form	Date	Exhibit No.

10.13	Stock Pledge Agreement dated April 2, 2002 by and between Joseph Campbell and iManage, Inc.	10-K/A-1	4/30/02	10.15

10.14	Deed of Trust dated April 2, 2002 by Joseph Campbell and Teresa B. Campbell in favor of iManage, Inc.	10-K/A-1	4/30/02	10.16

10.15	Employment Agreement, dated January 28, 2002, between iManage, Inc. and John Calonico.	10-Q	5/15/02	10.16

10.16	Loan Modification Agreement between iManage, Inc. and Silicon Valley Bank, dated July 8, 2002.				X

21	Subsidiaries of iManage, Inc.	10-K	12/31/00	21

99.1	Certification by the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X

99.2	Certification by the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X