Form 10-Q
period 2002-09-30
IMANAGE INC
filed 2002-11-14
CIK 1093242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-28041

iMANAGE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4043595
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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

As of November 1, 2002, there were approximately 24,140,000 shares of the registrant’s common stock outstanding.

iMANAGE, INC.

PART I:   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

iMANAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

Assets	September 30, 2002	December 31, 2001

	(Unaudited)
Current assets:
Cash and cash equivalents	$29,274	$16,780
Short-term investments	10,242	16,827
Accounts receivable, net	6,754	9,577
Prepaid expenses and other current assets	1,676	2,279

Total current assets	47,946	45,463
Long-term investments	—	7,166
Property and equipment, net	2,770	2,423
Goodwill and other intangible assets, net	3,529	4,240
Other assets	2,071	1,566

Total assets	$56,316	$60,858

Liabilities and Stockholders’ Equity
Current liabilities:
Bank lines of credit, current portion	$4,854	$4,288
Accounts payable	1,512	2,421
Accrued liabilities	4,679	5,043
Deferred revenues	11,553	10,731

Total current liabilities	22,598	22,483
Bank lines of credit, less current portion	871	1,412

Total liabilities	23,469	23,895

Stockholders’ equity:
Common stock	24	24
Additional paid-in capital	77,926	76,619
Deferred stock-based compensation	(406)	(555)
Notes receivable for common stock	(430)	(430)
Accumulated comprehensive income	6	136
Accumulated deficit	(44,273)	(38,831)

Total stockholders’ equity	32,847	36,963

Total liabilities and stockholders’ equity	$56,316	$60,858

See accompanying notes to condensed consolidated financial statements.

iMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
License	$4,100	$5,217	$15,478	$17,313
Support and service	5,491	3,896	15,510	10,284

Total revenues	9,591	9,113	30,988	27,597

Cost of revenues:
License	296	361	1,073	959
Support and service	1,829	1,481	5,211	4,347

Total cost of revenues	2,125	1,842	6,284	5,306

Gross profit	7,466	7,271	24,704	22,291

Operating expenses:
Sales and marketing	6,704	7,430	20,272	21,453
Research and development	2,295	2,688	6,541	8,226
General and administrative	1,169	1,186	3,365	3,402
Amortization of intangible assets	34	2,139	759	6,399
Restructuring charge	—	1,194	—	1,194

Total operating expenses	10,202	14,637	30,937	40,674

Loss from operations	(2,736)	(7,366)	(6,233)	(18,383)
Interest income and other, net	277	446	851	1,337

Loss before provision for income taxes	(2,459)	(6,920)	(5,382)	(17,046)
Provision for income taxes	20	30	60	90

Net loss	$(2,479)	$(6,950)	$(5,442)	$(17,136)

Basic and diluted net loss per common share	$(0.10)	$(0.30)	$(0.23)	$(0.74)

Shares used in computing basic and diluted net loss per common share	24,161	23,412	23,948	23,251

See accompanying notes to condensed consolidated financial statements.

iMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,442)	$(17,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,280	8,093
Amortization of deferred stock-based compensation	434	1,220
Provision for doubtful accounts and sales returns	326	46
Restructuring charge	—	1,194
Changes in operating assets and liabilities:
Accounts receivable	2,508	3,066
Prepaid expenses and other assets	98	849
Accounts payable and accrued liabilities	(1,273)	878
Deferred revenues	822	1,112

Net cash used in operating activities	(247)	(678)

Cash flows from investing activities:
Purchases of property and equipment	(1,867)	(858)
Purchases of investments	(3,155)	(14,122)
Maturities and sales of investments	16,765	10,392

Net cash provided by (used in) investing activities	11,743	(4,588)

Cash flows from financing activities:
Proceeds from bank lines of credit	10,501	9,000
Payment of bank lines of credit	(10,476)	(9,788)
Net proceeds from issuance of common stock	1,431	823
Payment of notes receivable from stockholders	—	37
Repurchases of common stock	(458)	(13)

Net cash provided by financing activities	998	59

Net increase (decrease) in cash and cash equivalents	12,494	(5,207)
Cash and cash equivalents at beginning of period	16,780	24,056

Cash and cash equivalents at end of period	$29,274	$18,849

Supplemental disclosures of non-cash investing and financing activities:
Deferred stock-based compensation	$413	$1,033

Issuance of common stock for acquisitions and technology	$134	$255

See accompanying notes to condensed consolidated financial statements.

iMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the iManage, Inc. (“iManage” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the entire year or for any other period.

     The condensed consolidated balance sheet as of December 31, 2001 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in the Company’s Annual Report on Form 10-K.

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The following table reconciles net loss to basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(2,479)	$(6,950)	$(5,442)	$(17,136)
Shares used in computing basic and diluted net loss per common share	24,161	23,412	23,948	23,251

Basic and diluted net loss per common share	$(0.10)	$(0.30)	$(0.23)	$(0.74)

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Options to purchase common stock	5,332	5,133	5,332	5,133
Common stock subject to repurchase	4	71	4	71

	5,336	5,204	5,346	5,204

     The weighted average exercise price for the outstanding options to purchase common stock was $3.80 and $3.33 in the three-and nine-month ended September 30, 2002 and 2001, respectively

Note 3.   Goodwill and Intangible Assets

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (see Note 8). The Company adopted SFAS No. 142 effective January 1, 2002 and, as a result, ceased to amortize goodwill of approximately $3.4 million. The changes in the carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of September 30, 2002		As of December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Purchased technology	$2,177	$(2,039)	$2,177	$(1,427)
Non-compete agreements	448	(448)	400	(301)

Total intangible assets	2,625	(2,487)	2,577	(1,728)
Goodwill	14,714	(11,323)	14,714	(11,323)

	$17,339	$(13,810)	$17,291	$(13,051)

     The aggregate amortization expense of intangible assets, excluding amortization of goodwill, was $34,000 and $324,000 in the three months ended September 30, 2002 and 2001, respectively, and was $759,000 and $935,000 for the nine months ended September 30, 2002 and 2001, respectively. The estimated total amortization expense of acquired intangible assets is $793,000 and $104,000 for the years ended 2002 and 2003, respectively. At September 30, 2003, the intangible assets will be fully amortized.

     The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2002 and the year ended December 31, 2001 are as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2002	December 31, 2001

Beginning balance	$3,391	$10,812
Amortization during the period	—	(7,421)

Ending balance	$3,391	$3,391

     The following table presents net loss and basic and diluted net loss per share as if the goodwill had not been amortized during the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net loss	$(2,479)	$(6,950)	$(5,442)	$(17,136)
Goodwill amortization	—	1,815	—	5,464

Adjusted net loss	$(2,479)	$(5,135)	$(5,442)	$(11,672)

Reported basic and diluted net loss per share	$(0.10)	$(0.30)	$(0.23)	$(0.74)
Goodwill amortization per basic and diluted share	—	0.08	—	0.24

Adjusted basic and diluted net loss per share	$(0.10)	$(0.22)	$(0.23)	$(0.50)

Note 4.   Comprehensive Income and Loss

     Other comprehensive income and loss refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from net loss.

The comprehensive loss comprises the following items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(2,479)	$(6,950)	$(5,442)	$(17,136)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(33)	127	(141)	207
Translation adjustment	(1)	24	11	(36)

	(34)	151	(130)	171

Comprehensive loss	$(2,513)	$(6,799)	$(5,572)	$(16,965)

Note 5.   Deferred Stock-Based Compensation

     The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Cost of revenues	$5	$13	$20	$36
Sales and marketing	139	144	206	708
Research and development	4	114	26	371
General and administrative	51	19	182	105

	$199	$290	$434	$1,220

     Amortization of deferred stock-based compensation will be reduced in future periods to the extent options are canceled prior to full vesting. Cancellations of stock options that reduced deferred stock-based compensation during the three-month and nine-month periods ended September 30, 2002 were $11,000 and $212,000, respectively, compared to $6,000 and $255,000 for the corresponding prior year periods.

     In January 2002, the Company issued options to purchase 300,000 shares of its common stock to an officer under the 1997 Stock Incentive Plan with weighted average exercise prices of $6.27 per share, which were below the fair value of the Company’s common stock at the date of grant. The weighted average fair value of the underlying common stock was $7.65. In accordance with the requirements of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the common stock options and the fair value of the Company’s stock on the date of grant. This deferred compensation is amortized to expense over the period during which the options become exercisable, generally four years, on an accelerated method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. The Company recorded deferred stock-based compensation related to these options in the amount of $413,000, of which $49,000 and $204,000 was amortized to expense in the three-and nine-month periods ended September 30, 2002, respectively. The Company also amortized deferred stock-based compensation related to common stock options issued in prior periods, whose weighted average exercise prices were below the fair value of the Company’s common stock on the date of grant for $150,000 and $230,000 in the three-month and nine-month periods ended September 30, 2002, respectively.

Note 6.   Borrowings

     In March 1999, the Company entered into a line of credit agreement with a bank comprised of a revolving line of credit and equipment lines of credit. The line of credit agreement, which is collateralized by substantially all of the Company’s assets, intangible assets and intellectual property, includes covenant restrictions requiring the Company to maintain certain minimum financial ratios and profitability levels and limits the Company’s ability to declare and pay dividends.

     The revolving line of credit provides for borrowings of up to $4.0 million, which can be used at the discretion of the Company through March 31, 2003. Borrowings are limited to the lesser of 80% of eligible accounts receivable or $4.0 million ($525,000 was available at September 30, 2002), bear interest at prime plus 0.25% and are due at March 31, 2003. At September 30, 2002 and December 31, 2001, the Company had outstanding $3,475,000 and $3,000,000 against this facility.

     The equipment lines of credit, which bear interest at prime plus 0.50%, provide for borrowings of up to $5.0 million to finance the purchase of property and equipment. At September 30, 2002 and December 31, 2001, the amounts outstanding under the equipment lines of credit totaled $2,250,000 and $2,700,000 respectively. Principal repayment began in March 2000 and will continue through February 2006 in monthly installments of principal and interest. In March 2002, the Company borrowed an additional $726,000 against this facility.

     Interest expense was $36,000 and $53,000 during the three months ended September 30, 2002 and 2001, respectively, and $110,000 and $216,000 for the nine months ended September 30, 2002 and 2001, respectively. Cash paid for interest was $121,000 and $216,000 for the nine months ended September 30, 2002 and 2001, respectively.

Note 7.   Related Party Transactions

     The Company’s Chief Executive Officer is the owner of a consulting company, which subleased space from the Company and provided recruiting services to the Company. In addition, the Company reimbursed the consulting company for certain travel expenses and other services incurred on its behalf and for the use of certain assets. Additionally, the Company hired certain of the consulting company’s consultants to provide software development services. The Company discontinued the sublease and recruiting activities during the third quarter of 2002.

     Amounts included in net loss which were paid, received or due to or from this related party are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Sublease rent income	$—	$20	$15	$43
Consulting and other services expense	$98	$33	$192	$96

     In June 1999, we granted Ms. Shams Rashid an option to purchase 180,000 shares of our common stock at an exercise price of $1.65 per share. In July 1999, Ms. Rashid exercised the option in full with funds we loaned her under a full recourse promissory note approved by our Board of Directors. The promissory note accrues interest at the rate of 4.9% per year and was due on July 26, 2001. The due date has been extended to September 1, 2003.

     On April 2, 2002, the Company made a loan of $750,000 to its Chief Operating Officer (“COO”) for the purchase of his primary residence. The loan bears interest at 5% per annum and principal and interest are due on the earlier of (i) April 2, 2007, (ii) the date six months following his voluntary resignation or termination for cause or (iii) any event of default under the collateralized note evidencing the loan. If the COO exercises common stock options and sells the related common stock, 50% of the proceeds of the sale must be applied to the amount due under the note. The loan is collateralized by (i) the shares or proceeds realized by the COO upon the exercise of options to purchase the Company’s common stock, and (ii) a second deed of trust on the personal residence of the COO. As of September 30, 2002, the principal balance of the loan was $641,000 and was included in Other Assets on the Company’s condensed consolidated balance sheet.

Note 8.   Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company adopted SFAS No. 142 in the quarter ended March 31, 2002 and ceased amortizing goodwill with a remaining balance of approximately $3.4 million (see Note 3). In addition, the Company completed an impairment review of its goodwill balance. In performing this review, the Company determined it was comprised of a single reporting unit. This impairment review involved a two-step process as follows:

•

Step 1 — The Company compared the fair value of our reporting unit to the carrying value including goodwill for the unit and determined that the carrying value, including goodwill, did not exceed the unit’s fair value. As the unit’s fair value exceeded the carrying value, no further work was performed and no impairment charge was recorded. In the event that the carrying value had exceeded the unit’s fair value, the Company would have continued the impairment review with Step 2.

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

     The Company completed this review during the first quarter of 2002. The Company will perform its annual review on or before December 31, 2002. The Company was not required to record an impairment charge upon completion of the initial review. However, there can be no assurance that at the time a future review is completed a material impairment charge may not be recorded.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company has adopted the provisions of SFAS No. 144 and the adoption did not have a significant impact on the Company’s consolidated financial statements.

     In November 2001, the FASB issued an announcement on the topic of Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred, which was subsequently incorporated in Emerging Issues Task Force (“EITF”) No. 01-14. EITF No. 01-14 requires companies to characterize reimbursements received for out of pocket expenses as revenues in the consolidated statement of operations. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. EITF No. 01-14 is applied in financial reporting periods beginning after December 15, 2001. The Company adopted EITF No. 01-14 in the quarter ended March 31, 2002. The impact on the Company’s condensed consolidated financial statements was an increase in support and service revenues and related cost of revenues of $84,000 and $237,000 for the three months and nine months ended September 30, 2002, respectively. The impact on prior periods was not material.

     In September 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 Accounting for ‘Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The Company adopted EITF 01-09 in the period, and the adoption did not have a significant impact on the Company’s consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities .. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS No. 146 during the first quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis based on the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Note 9.   Legal Proceedings

     Beginning in July 2001, several securities class action complaints were filed against the Company, the underwriters of the Company’s initial public offering, its directors and certain officers in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re iManage, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6277 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On or about April 19, 2002, plaintiffs served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. It names as defendants the Company; five of the Company’s present and former officers and directors; and several investment banking firms that served as underwriters of the Company’s initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on the grounds that the registration statement for the offering did not disclose that: (i) the underwriters had agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (ii) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. Plaintiffs seek unspecified monetary damages, attorneys’ fees and other costs.

     The Company is aware that similar allegations have been made in lawsuits challenging over 300 other public offerings conducted in 1999, 2000 and 2001. All of these cases have been consolidated for pretrial purposes before a judge in the Southern District of New York. On July 15, 2002, the Company and its related individual defendants (as well as the other issuers named as defendants) filed a motion to dismiss. Subsequently, the individual defendants stipulated with plaintiffs to dismiss from the case without prejudice, subject to a tolling agreement. While we believe that the allegations against our officers/directors and us are without merit and intend to contest them vigorously, there can be no assurance that this matter will be resolved without costly litigation or in a manner that is not adverse to our consolidated financial position, results of operations or cash flows. No estimate can be made of the possible loss or range of loss, if any, associated with the resolution of this contingency.

     The Company and certain executive officers are defendants in a complaint filed by a former employee alleging ownership of 18,000 shares of the Company’s common stock, which were never issued. The complaint alleges, among other claims, breach of contract, and the plaintiff is seeking damages of approximately $700,000 plus punitive damages of $10 million. While the Company believes that the claims are without merit and intends to vigorously defend the matter, there can be no assurances that this matter will be resolved without costly litigation or in a manner that is not adverse to the Company’s financial position, results of operation or cash flows. No estimate can be made of the possible loss or range of loss, if any, associated with the resolution of this matter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Factors That May Impact Future Operating Results” and in other documents filed with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements.

Overview

We provide collaborative content management software that enables businesses to efficiently manage and collaborate on critical business content across the extended enterprise. Our product suite, iManage WorkSite, delivers document management, collaboration, portal access, workflow, knowledge management and business process automation in a single integrated Internet solution. We believe that the iManage WorkSite product suite improves communication and process efficiency, increases response times and provides a rapid return on investment for our customers.

To date, we have licensed our software products to approximately 1,200 customers, with over 500,000 users. While we have more recently begun to focus on other vertical markets, our customer base is comprised mainly of customers in the legal and professional service industries.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated financial data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
License	43%	57%	50%	63%
Support and service	57	43	50	37

Total revenues	100	100	100	100

Cost of revenues:
License	3	4	3	3
Support and service	19	16	17	16

Total cost of revenues	22	20	20	19

Gross profit	78	80	80	81

Operating expenses:
Sales and marketing	70	82	65	78
Research and development	24	30	21	30
General and administrative	12	13	11	12
Amortization of intangible assets	1	23	3	23
Restructuring charge	—	13	—	4

Total operating expenses	107	161	100	147

Loss from operations	(29)	(81)	(20)	(66)
Interest income and other, net	3	5	3	4

Loss before provision for income taxes	(26)	(76)	(17)	(62)
Provision for income taxes	—	—	—	—

Net loss	(26)%	(76)%	(17)%	(62)%

Revenues

The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2002	2001	Change	2002	2001	Change

License	$4,100	$5,217	(21)%	$15,478	$17,313	(11)%
Support and service	5,491	3,896	41%	15,510	10,284	51%

	$9,591	$9,113	5%	$30,988	$27,597	12%

License. License revenue decreased 21% or $1.1 million and 11% or $1.8 million for the three-and nine-month periods ended September 30, 2002 from the corresponding prior year periods, respectively. As a percentage of revenues, license revenue represented 43% and 50% of total revenues for the three-and nine-month periods ended September 30, 2002, as compared to 57% and 63% of total revenues for the corresponding prior year periods, respectively. The decrease in license revenue in the three-and nine-month periods ended September 30, 2002 was primarily due to lengthening sales cycles and lower information technology spending as the Company’s customers and prospects responded to continuing weak economic conditions both domestically and internationally.

Support and Service. Support and service revenues consisted primarily of customer support and, to a lesser extent, consulting and training services. Support and service revenues increased 41%, or $1.6 million and 51%, or $5.2 million for the three-and nine-month periods ended September 30, 2002 from the corresponding prior year periods. These increases are primarily due to increased customer support revenues from our growing installed base of customers. As a percentage of revenues, support and service revenue represented 57% and 50% of total revenues for the three-and nine-month periods ended September 30, 2002, as compared to 43% and 37% of total revenues for the corresponding prior year periods, respectively. The increase in support and service revenues as a percentage of total revenues in the three- and nine-month periods ended September 30, 2002 was primarily due to increasing support and service revenue from our growing installed base of customers which was practically offset by lower license revenues.

Cost of Revenues

The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2002	2001	Change	2002	2001	Change

License	$296	$361	(18)%	$1,073	$959	12%
Support and service	1,829	1,481	24%	5,211	4,347	20%

	$2,125	$1,842	15%	$6,284	$5,306	18%

License. Cost of license revenues primarily consisted of royalties payable to third parties for software that was either embedded in or bundled with our software products. Cost of license revenues decreased by $65,000 and increased by $114,000 for the three-and nine-month periods ended September 30, 2002 from the corresponding prior year periods, respectively. The change in cost of license revenues was primarily due to the amount of third party software products embedded or bundled with our products during the periods. As a percentage of related license revenue, cost of license revenue represented 7% for the three-and nine-month periods ended September 30, 2002, as compared to 7% and 6% for the corresponding prior year periods, respectively.

Support and Service. Cost of support and service revenues primarily consisted of salaries and other personnel-related expenses, costs associated with delivering product updates to our customers under active support agreements and depreciation of equipment used by our customer support, consulting services and training personnel. Cost of support and service revenues increased 24% or $348,000 and 20% or $864,000 for the three-and nine-month periods ended September 30, 2002 from the corresponding prior year periods, respectively. The increase was primarily due to increase size of installed customer base, our strategy to increase our consulting services revenues and the associated increase in personnelrelated expenses. The increase was also due to adoption of Emerging Issues Task Force (“EITF”) No. 01-14, Income

Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred. The EITF No. 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the consolidated statement of operations. Historically, we have netted reimbursements received for out-of-pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. For the three-and nine-month periods ended September 30, 2002, reimbursable expenses recorded as support and service revenue total $84,000 and $237,000, respectively. The amounts were not material for the comparable periods in 2001. As a percentage of related revenues, cost of support and service revenue were 33% and 34% for the three-and nine-month periods ended September 30, 2002 as compared to 38% and 42% for the corresponding prior year periods. The decrease in cost of support and service as a percentage of the related revenue for the periods prescribed is due to economies of scale associated with serving a larger user base.

Operating Expenses

The following sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2002	2001	Change	2002	2001	Change

Sales and marketing	$6,704	$7,430	(10)%	$20,272	$21,453	(6)%
Research and development	2,295	2,688	(15)%	6,541	8,226	(21)%
General and administrative	1,169	1,186	(1)%	3,365	3,402	(1)%
Amortization of intangible assets	34	2,139	(98)%	759	6,399	(88)%
Restructuring charge	—	1,194	(100)%	—	1,194	(100)%

	$10,202	$14,637	(30)%	$30,937	$40,674	(24)%

Sales and Marketing. Sales and marketing expenses consisted primarily of salaries, commissions, benefits and amortization of stock-based compensation for sales and marketing personnel, travel, facilities and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses decreased 10% or $726,000 and 6% or $1.2 million for the three-and nine-month periods ended September 30, 2002 from the corresponding prior year periods, respectively. For the three-month period, the decrease was primarily due to a $607,000 reduction in personnel-related costs including commissions and bonuses as a result of decreased license revenues, a $98,000 decrease in our use of external consulting services, and a $72,000 decrease in travel expenses, which were partially offset by a $98,000 increase in marketing programs expense. For the nine-month period, the decrease was primarily due to a $531,000 reduction in personnel-related costs including commissions and bonuses as a result of decreased license revenues, a $568,000 decrease in travel expenses, and a $502,000 decrease in deferred stock-based compensation charges, which were partially offset by a $383,000 increase in marketing programs expense. As a percentage of revenues, sales and marketing expenses were 70% and 65% for the three-and nine-month periods ended September 30, 2002 compared to 82% and 78% for the corresponding prior year.

Research and Development. Research and development expenses consisted primarily of personnel, third party contractors, facilities and related overhead costs associated with product development and quality assurance activities. Research and development expenses decreased 15%, or $393,000, and 21%, or $1.7 million for the three-and nine-month periods ended September 30, 2002 from the corresponding prior year periods, respectively. For the three-month period, the decrease was due primarily to a $110,000 decrease in deferred stock-based compensation charges, a $88,000 decrease in facilities costs associated with the closure of our Utah facility during the third quarter of 2001, a $60,000 reduction in personnel-related costs, and a $60,000 decrease in our use of external consulting services. For the nine-month period, the decrease was primarily due to a $445,000 decrease in facilities costs associated with the closure of our Utah facility during the third quarter of 2001, a $424,000 reduction in personnel-related costs, a $345,000 decrease in deferred stock-based compensation charges, a $274,000 decrease in our use of external consulting services, and a $108,000 decrease in travel expenses. As a percentage of revenues, research and development expenses were 24% and 21% for the three-and nine-month periods ended September 30, 2002 compared to 30% for both of the corresponding prior year periods.

General and Administrative. General and administrative expenses consisted primarily of personnel-related costs for general corporate functions including legal, finance, accounting, information technology and human resources as well as insurance and facilities costs. General and administrative expenses decreased by 1%, or $17,000 and 1%, or $37,000 in the three-and nine-month periods ended September 30, 2002 from the corresponding prior year periods, respectively. As a percentage of revenues, general and administrative expenses were 12% and 11% for the three-and nine-month periods ended September 30, 2002, respectively, as compared to 13% and 12% for the corresponding prior year periods, respectively.

     Amortization of Intangible Assets. Intangible assets consist of goodwill, purchased technology and non-compete agreements associated with our acquisition of ThoughtStar, Inc. (“ThoughtStar”) in September 2000 and the acquisition of technologies in 2001. Goodwill and other acquired intangibles of $17.0 million were recorded in connection with the ThoughtStar acquisition and were amortized, prior to adopting Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, over their estimated useful lives of two years except those related to the assembled workforce, which were written off in the third quarter of 2001 in connection with closing of the Utah facilities.

     We adopted SFAS No. 142 and ceased amortizing the remaining unamortized balance of goodwill of $3.4 million as of January 1, 2002. In lieu of amortization, we were required to perform an initial review to determine whether the value of our remaining goodwill asset is impaired and periodic impairment reviews annually thereafter. We completed our initial review during the first quarter of 2002 and no impairment charge was recorded against the unamortized goodwill. However, there can be no assurance that a future evaluation will not require an impairment charge to be recorded. We expect to record $34,000 of amortization related to other intangible assets each quarter through September 30, 2003.

     Restructuring Charge. In September 2001, we implemented a plan to consolidate our operations and close a facility in Utah. Our restructuring action consisted primarily of the termination of approximately 20 positions in engineering, sales, marketing and administration in the Utah location and exiting the related facility. The functions performed in the Utah facility have been combined with our Chicago, Illinois operations. As a result of the restructuring, we recognized a charge of $1.2 million in the third quarter of 2001. The restructuring charge included $694,000 for employee severance, $150,000 for the write-off of intangible assets related to the acquisition of ThoughtStar, $93,000 for the write-off of certain property and equipment and $257,000 related to facility closing costs. There is no remaining restructuring charge accrued at September 30, 2002.

     Stock-based Compensation. Stock-based compensation relates to options granted to employees prior to our initial public offering, options granted on the acquisition date to ThoughtStar employees and charges related to executive compensation and non-employee consultants.

     The amortization of deferred stock-based compensation relates to the following items in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Cost of revenues	$5	$13	$20	$36
Sales and marketing	139	144	206	708
Research and development	4	114	26	371
General and administrative	51	19	182	105

	$199	$290	$434	$1,220

     Amortization of deferred stock-based compensation will be reduced in future periods to the extent options are canceled prior to full vesting. Cancellations of stock options that reduced deferred stock-based compensation during the three-month and nine-month periods ended September 30, 2002 were $11,000 and $212,000, respectively compared to $6,000 and $255,000 for the corresponding prior year periods.

     In January 2002, we issued options to purchase 300,000 shares of our common stock to an officer under the 1997 Stock Incentive Plan with weighted average exercise prices of $6.27 per share, which were below the fair value of our common stock at the date of grant. The weighted average fair value of the underlying common stock was $7.65. In accordance with the requirements of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, we have recorded deferred stock-based compensation for the difference between the exercise price of the common stock options and the fair value of our stock on the date of grant. This deferred compensation is amortized to expense over the period during which the options become exercisable, generally four years, on an accelerated method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable

Stock Option or Awards Plans. We recorded deferred stock-based compensation related to these options in the amount of $413,000, of which $49,000 and $204,000 was amortized to expense in the three-and nine-month periods ended September 30, 2002, respectively. We also amortized deferred stock-based compensation related to common stock options issued in prior periods, whose weighted average exercise prices were below the fair value of our common stock on the date of grant for $150,000 and $230,000 in the three-and nine-month periods ended September 30, 2002, respectively.

Interest Income and Other, Net

     Interest income and other was $277,000 and $446,000 for the three months ended 2002 and 2001, respectively. Interest income and other was $851,000 and $1.3 million for the nine months ended September 30, 2002 and 2001, respectively. Interest income and other decreased in absolute dollars and as a percentage of revenues in the three-and nine-month periods of 2002 compared to the corresponding prior year periods primarily due to lower interest rates on our cash and investments.

Provision for Income Taxes

     Deferred tax assets and liabilities are determined based on the temporary difference between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Our provision for income taxes for the three-and nine-month periods ended September 30, 2002 was primarily related to foreign income taxes and state income taxes due in certain states in which we operate. At September 30, 2002, we had a full valuation allowance recorded against our deferred tax assets. We will continue to evaluate the recoverability of our deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

     Cash provided (used) for the nine-month periods ended September 30, 2002 and 2001 is as follows (in thousands):

	Nine Months Ended
	September 30,

	2002	2001

Cash used in operating activities	$(247)	$(678)
Cash provided by (used in) investing activities	$11,743	$(4,588)
Cash provided by financing activities	$998	$59

     At September 30, 2002, we had cash, cash equivalents and short-term investments of $39.5 million.

     For the nine months ended September 30, 2002, net cash used in operating activities was $247,000 compared to $678,000 for the nine months ended September 30, 2001. Cash used in operations for the nine months ended September 30, 2002 was primarily the result of funding the net loss of $5.4 million and the decrease of $1.3 million in accounts payable and accrued liabilities, which was partially offset by the $2.5 million decrease in accounts receivable, $822,000 increase in deferred revenues and $2.3 million related to depreciation and amortization expense. Cash used in operations for the nine months ended September 30, 2001 was primarily the result of funding the $17.1 million net loss, which was partially offset by the $8.1 million related to depreciation and amortization expense, a decrease of $3.1 million in our accounts receivable, $1.2 million related to the amortization of deferred stock-based compensation, $1.2 million related to the restructuring charge, an increase of $1.1 million in deferred revenues, an increase of $878,000 in accounts payable and accrued liabilities and a decrease of $849,000 in prepaid expenses and other assets.

     For the nine months ended September 30, 2002, net cash provided by investing activities was $11.7 million compared to the $4.6 million net cash used in investing activities during the first nine months of 2001. Cash provided by investing activities during the first nine months of 2002 was due to $16.8 million in maturities and sale of investments, which was partially offset by $3.2 million for the purchase of investments and $1.9 million for the purchase of property and equipment. Cash used in investing activities for the nine months ended September 30, 2001 was primarily due to the purchase of $14.1 million of investments and $858,000 for purchases of property and equipment, which was partially offset by $10.4 million for the maturities and sales of investments.

     Net cash provided by financing activities was $998,000 and $59,000 for the nine months ended September 30, 2002 and 2001, respectively. Cash provided by financing activities during the first nine months of 2002 was primarily generated from the proceeds of $10.5 million from bank lines of credit and $1.4 million from the issuance of common stock, which was partially offset by $10.5 million in repayments of bank lines of credit and $458,000 in repurchases of common stock. Cash provided by financing activities for the nine months ended September 30, 2001 was primarily generated from the proceeds of $9.0 million from bank lines of credit and $823,000 from the issuance of common stock, which was partially offset by $9.8 million in repayments of bank lines of credit.

     As of September 30, 2002, we had a revolving line of credit agreement with a bank for $4.0 million, which bears interest at the bank’s prime rate plus 0.25%. Borrowings were limited to the lesser of 80% of eligible accounts receivable or $4.0 million and were collateralized by substantially all of our assets. As of September 30, 2002, we had $3,475,000 outstanding under this facility. In addition, as of September 30, 2002, we had borrowings outstanding under equipment lines of credit agreements with a bank for $2,250,000, which bear interest at the bank’s prime rate plus 0.5%.

     Both the line of credit and the equipment lines of credit contain various restrictive covenants and these restrictions require us to:

(a)	maintain a monthly quick assets to current liabilities (less deferred revenues) ratio of at least two to one;

(b)	not incur a cash loss, as defined, greater than $2.0 million for each of the quarters ended March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002 and for quarters ended thereafter, we may not incur a cash loss, as defined, greater than $1.0 million per quarter; and

(c)	not declare and pay dividends.

     The cash loss is determined based on our operating results, excluding charges for certain items such as depreciation and amortization.

     On July 17, 2002, our Board of Directors authorized a share repurchase program of up to one million shares of our outstanding common stock. The program will allow us to repurchase our common shares on the open market from time to time at the discretion of management. The number of shares to be repurchased and the timing of purchases will be based on several factors, including the trading price of our common stock and general market conditions. The repurchase program will continue through December 31, 2002. Purchases will be funded from our available working capital. Through September 30, 2002, we repurchased 159,400 shares of our common stock for $403,000.

     We currently anticipate that our cash, cash equivalents and short-term investments, together with our existing bank lines of credit, will be sufficient to meet our anticipated needs for working capital, capital expenditures and share repurchases for the next 12 months. However, we may be required, or could elect, to seek additional funding at any time. Our future capital requirements will depend on many factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales, general and administrative activities, the timing of introductions of new products and market acceptance of our products. We cannot provide assurance that additional equity or debt financing, if required, will be available on acceptable terms, if at all.

Financial Risk Management

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

     As a global business, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-U.S. dollar-denominated revenues or operating expenses in Brazil, Canada, Australia, New Zealand and Europe. At the present time, the exposure is not significant. We do not anticipate significant currency gains or losses in the near term.

     On January 1, 1999, the Euro was introduced. On that day, the exchange ratios of the currencies of the eleven countries participating in the first phase of the European Economic and Monetary Union were fixed. The Euro became a currency of the participating countries as of January 1, 2002. The conversion to the Euro will have significant effects on the foreign exchange and bond markets and is requiring significant changes in the operations and systems within the European banking industry. Our information system is designed to accommodate multi-currency environments. As a result, we have the flexibility to transact business with vendors and customers in either Euro or non-Euro currency units.

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

     We recognize license revenue when persuasive evidence of an arrangement exists, the software has been delivered, the fee is considered fixed and determinable and collectibility is reasonably assured, assuming no significant future obligations or customer acceptance rights exist. Revenue from subscription license agreements, which include software, rights to product upgrades, updates and maintenance, are recognized ratably over the term of the subscription period. Revenue on shipments to resellers is generally recognized when the resellers sell the product to the end-user customer. For all sales, we use either a binding purchase order or signed license agreement as persuasive evidence of an arrangement.

     At the time of the transaction, we assess whether the fee associated with each transaction is fixed and determinable and collection is reasonably assured. We evaluate the payment terms associated with each transaction. If a portion of the fee is due after our normal payment terms, which range from 30 days to 180 days from the invoice date for legal customers and 30 days to 120 days for all others, we recognize the revenue on the payment due date, assuming collection is reasonably assured. We assess collectibility based on a number of factors, including past transaction history and overall credit-worthiness of the customer. We generally do not require collateral from our customers. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

     We recognize revenue for support services ratably over the contract term. Training and consulting services are billed based on hourly rates, and generally recognized as revenue as these services are performed. However, at the time of a transaction, we assess whether any services included in the arrangement require us to perform significant work either to alter the underlying software or to build complex interfaces in order for the software to perform as required. If these services are included as part of an arrangement, we recognize the entire fee using the percentage of completion method. We calculate the percentage of completion based on the costs incurred to date divided by the estimated total costs to complete the project.

     Allowance for Doubtful Accounts. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. We specifically analyzes our accounts receivable and historical bad debt pattern, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2002, our accounts receivable balance was $6.8 million, net of an allowance for doubtful accounts of $322,000.

     Litigation . We are the target of several securities class action complaints, claims and other litigation. Because of uncertainties related to both the amount and range of loss in these matters, our management is unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in these actions. As additional information becomes available, we will assess the potential liability related to our pending litigation and may revise our estimates. Any such assessments and estimation could materially impact our consolidated results of operations and financial position.

     Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not or unknown, we must establish a valuation allowance.

     Significant management judgment is required in determining our provision for income tax, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At September 30, 2002, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

     Valuation of Long-lived Assets, Intangible Assets and Goodwill. We assess the impairment of long-lived assets, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Factors we consider important which could trigger impairment include the following:

•	significant underperformance relative to historical or projected future operating results;

•	changes in the use of the assets or the strategy for our overall business;

•	negative industry or economic trends;

•	significant decline in mark capitalization below stockholders’ equity for a sustained period; and

•	our market capitalization relative to net book value.

     In addition, we perform an annual impairment review of goodwill in accordance with FAS No. 142. We determine the carrying value of property and equipment, long-lived assets, intangible assets and goodwill based on management’s review of the above indicators of impairment.

Factors That May Impact Future Operating Results

We have incurred losses throughout our recent operating history and may not be able to achieve profitability.

     We have incurred operating losses on a quarterly and annual basis throughout our history. As of September 30, 2002, we had an accumulated deficit of $44.3 million. Our failure to significantly increase our revenues would seriously harm our business and operating results. To increase our revenues, we must incur significant expenses to expand our sales and marketing, research and development and general and administrative resources. If our revenues do not grow to offset these increased expenses, we will not be profitable. In fact, we may not have any revenue growth and our revenues may decline over corresponding periods.

Our future success depends on our ability to continue to sell to law firms and other professional service firms.

     We derived 73% and 77% of our license revenues for the three months ended September 30, 2002 and 2001, respectively, from the sales to law firms and professional service firms. In order for us to sustain and grow our business, we must continue to successfully sell our software products and services into this vertical market. Failure to successfully sell to law firms and professional service firms will have a significant and adverse affect on our consolidated financial condition and results of operation.

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

     The period between initial contact with a prospective customer and the licensing of our application suite varies and can range from three to more than twelve months. Additionally, our sales cycle is long and complex as customers consider a number of factors before committing to purchase our application suite. Factors considered by customers when evaluating our application suite include product benefits, cost and time of implementation, return on investment, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend significant time and resources informing prospective customers about our software products, which may not result in a completed transaction and may negatively impact our operating margins. Even if iManage WorkSite has been chosen by the customer, completion of the sales transaction is subject to a number of contingencies, which make our quarterly revenues difficult to forecast. These contingencies include but are not limited to:

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

     Specifically, for the quarter ended September 30, 2002, we continued to experience lengthening sales cycles due to increased organizational review by sales prospects of software purchases, regardless of transaction size. As a consequence, several prospective transactions were delayed. A continued lengthening in sales cycles and our inability to predict these trends could result in future revenue shortfalls from expectations, which would have a material impact on our operating results and, correspondingly, our stock price.

Declining economic conditions and significant world events, such as September 11, 2001, have affected and could continue to negatively impact our revenues and profits.

     Our revenue growth and profitability depend on the overall demand for collaborative content management software platforms and applications. The recession in the United States and declining economic conditions worldwide have, and may continue to, result in cutbacks by our customers in the purchase of our software products and services, postponed or canceled orders, longer sales cycles and lower average selling prices. Specifically, we experienced a shortfall in our anticipated revenues for the quarter ended June 30, 2002, which we believe was in part due to slowing information technology spending in reaction to declining economic conditions. To the extent that the current economic downturn continues or increases in severity, we believe demand for our products and services, and therefore future revenues, could be further impacted.

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

Contractual issues may arise during the negotiation process that may delay the anticipated closure of license transactions and our ability to recognize revenue as anticipated.

     Because our solution is mission-critical to many of our customers, the process of contractual negotiation is protracted and critical. The additional time needed to negotiate mutually acceptable terms that culminate in an agreement to license our products could extend the sale cycle.

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

     We have established sales offices in the United Kingdom, Germany, France and New Zealand. For the quarter ended September 30, 2002, revenues from these international operations constituted approximately 12% of our total revenues. We anticipate devoting significant resources and management attention to expanding international opportunities. Expanding internationally subjects us to a number of risks, including:

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

     We derived 57% of our license bookings from resellers of our application suite for the three months ended September 30, 2002. Therefore, our future success depends on our ability to attract, retain, motivate and train resellers of our products. Similarly, the financial failure of any of our resellers could result in lower revenues and the write-off of amounts due from the failed reseller.

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

     When compared to us, many of these competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial resources. This may place us at a disadvantage in responding to our competitors’ strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Competitive pressures and our perceived viability in this market may make it difficult for us to acquire and retain customers, which could reduce our revenues and result in increased operating losses. Competitive pressures may also increase with the consolidation of competitors within our market, such as the recently announced acquisition of eRoom Technology, Inc. by Documentum, Inc. and the acquisition of Epicentric, Inc. by Vignette Corporation.

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

     Our WorkSite server for Windows-based operating environments, and our compatible applications for this server, became commercially available in September 2001. In addition, the Java-based iManage WorkSite Server MP that supports Windows, Solaris and Linux operating environments, and a compatible version of the iManage WorkSite Web application, became commercially available in the first quarter of 2002. Enhanced features and functionality are expected to be developed, but delays in introducing these enhancements would have a material adverse effect on our business and financial condition.

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

     The market for our products is characterized by rapidly changing technology, evolving industry standards and product introductions and changes in customer demands. Our future success will depend to a substantial degree on our ability to offer products and services that incorporate leading technology, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that (i) our technology or systems may become obsolete upon the introduction of alternative technologies, such as products that better manage various types of content and enable collaboration; and (ii) we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies or service offerings.

Our products may lack essential functionality if we are unable to obtain and maintain licenses to third-party software and applications.

     We rely on software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. For example, we license Application Builder from Autonomy, Inc., Search '97® from Verity, Inc. and Outside In Viewer Technology® and Outside In HTML Export® from Stellent, Inc. The functionality of our iManage WorkSite suite products, therefore, depends on our ability to integrate these third-party technologies into our products. Furthermore, we may license additional software from third parties in the future to add functionality to our products. If our efforts to integrate this third-party software into our products are not successful, our customers may not license our products and our business will suffer.

     In addition, we would be seriously harmed if the providers from whom we license software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-

party software may not continue to be available to us on commercially reasonable terms or at all. Each of these license agreements may be renewed only with the other party’s written consent. The loss of, or inability to maintain or obtain licensed software, could result in shipment delays or reductions. Furthermore, we may be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

Legislative actions, higher insurance cost and potential new accounting pronouncements are likely to impact our future financial position and results of operations.

     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be potential new accounting pronouncements or regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly-publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. In addition, insurers are likely to increase rates as a result of high claims over the past year and our rates for our various insurance policies are likely to increase significantly. Further, proposed initiatives result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

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

     The Company and certain executive officers are defendants in a complaint filed by a former employee alleging ownership of 18,000 shares of our common stock, which were never issued. The complaint alleges, among other claims, breach of contract, and the plaintiff is seeking damages of approximately $700,000 plus punitive damages of $10 million. While we believe that the claims are without merit and intends to vigorously defend the matter, there can be no assurances that this matter will be resolved without costly litigation or in a manner that is not adverse to our financial position, results of operation or cash flows.

     In addition, we are involved in other litigation and claims in the ordinary course of business. Because of the uncertainty related to both the amount and range of loss related to this matter, our management is unable to make reasonable estimates of the liability that could result from an unfavorable outcome in this action. An unfavorable outcome could materially impact our consolidated results of operations and financial position.

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

Intangible asset risk.

     We have approximately $3.4 million in goodwill, $138,000 of intangible assets and $637,000 of prepaid license royalties. At September 30, 2002, we believe our goodwill, intangible assets and prepaid license royalties are recoverable.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop products in the United States of America and market our products in North America, Europe and to a lesser extent in Asia/Pacific. As a result, our consolidated financial results could be affected by changes in foreign currency exchange rates or economic conditions in foreign markets. Because significant portions of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of interest rates in the United States of America, particularly since the majority of our investments are in short-term instruments, including money market funds and commercial paper, and short-term investments, with maturities not exceeding two years. Our interest expense is also sensitive to changes in the general level of interest rates in the United States because the interest rate charged varies with the prime rate. Due to the nature of our investments, we believe that there is not a material risk exposure.

     Our investment portfolio consisted of fixed income securities of $38.2 million as of September 30, 2002 and $39.8 million as of December 31, 2001. These investment securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2002 and December 31, 2001, the decline in the fair value of the portfolio would not be material. Additionally, we believe we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

     The following is a summary of our portfolio investments (in thousands):

	September 30, 2002

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$21,925	$—	$—	$21,925
Government agencies	6,000	—	—	6,000
Corporate obligations	10,157	85	—	10,242

	$38,082	$85	$—	$38,167

	Estimated	Weighted
	Fair	Average
Included in:	Value	Interest Rate

Cash and cash equivalents	$27,925	1.87%
Short-term investments	10,242	5.94%
Long-term investments	—	—%

	$38,167

	December 31, 2001

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$15,786	$—	$—	$15,786
Corporate obligations	23,767	237	(11)	23,993

	$39,553	$237	$(11)	$39,779

	Estimated	Weighted
	Fair	Average
Included in:	Value	Interest Rate

Cash and cash equivalents	$15,786	2.13%
Short-term investments	16,827	7.18%
Long-term investments	7,166	5.71%

	$39,779

     The following is a summary of our portfolio investments by contractual maturity (in thousands):

	September 30,	December 31,
	2002	2001

Due in one year or less	$38,167	$32,613
Due after one year through two years	—	7,166

	$38,167	$39,779

ITEM 4.     CONTROLS AND PROCEDURES

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

     The Company is aware that similar allegations have been made in lawsuits challenging over 300 other public offerings conducted in 1999, 2000 and 2001. All of these cases have been consolidated for pretrial purposes before a judge in the Southern District of New York. On July 15, 2002, the Company and its related individual defendants (as well as the other issuers named as defendants) filed a motion to dismiss. Subsequently, the individual defendants stipulated with plaintiffs to dismiss from the case without prejudice, subject to a tolling agreement. While we believe that the allegations against our officers/directors and us are without merit, and intend to contest them vigorously, there can be no assurance that this matter will be resolved without costly litigation or in a manner that is not adverse to our consolidated financial position, results of operations or cash flows. No estimate can be made of the possible loss or range of loss associated with the resolution of this contingency.

     The Company is named as a defendant in a complaint filed on April 27, 2001 in the Circuit Court of Cook County, Illinois by a former employee alleging breach of an employment agreement. The plaintiff claims ownership of 18,000 shares of the Company’s common stock, which were never issued to him. The plaintiff is seeking compensatory damages of approximately $700,000. On October 7, 2002, the plaintiff filed an amended complaint which names the Company’s Chief Executive Officer and Chief Technology Officer, alleges other claims and seeks punitive damages of $10 million. While the Company believes that the claims are without merit and intends to vigorously defend the matter, there can be no assurances that this matter will be resolved without costly litigation, or in a manner that is not adverse to the Company’s consolidated financial position, results of operation or cash flows. No estimate can be made of the possible loss or range of loss, if any, associated with the resolution of this matter.

     We are involved in various claims and legal proceedings arising from the normal course of business. In our opinion, resolution of these matters is not expected to have material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future consolidated results of operations, cash flows or financial position in a particular period.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See Index to Exhibits on page 31 hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Foster City, County of San Mateo, State of California, on the 13th day of November 2002.

iMANAGE, INC.
(Registrant)

By:

/s/ MAHMOOD M. PANJWANI

Mahmood M. Panjwani
President, Chief Executive Officer and
Chairman of the Board

/s/ JOHN E. CALONICO, JR.

John E. Calonico, Jr.
Vice President and Chief Financial Officer

CERTIFICATION ON INTERNAL CONTROLS OF CHIEF EXECUTIVE OFFICER

I, Mahmood M. Panjwani, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of iManage, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13th, 2002

/s/ MAHMOOD M. PANJWANI

Mahmood M. Panjwani
President, Chief Executive Officer and
Chairman of the Board

CERTIFICATION ON INTERNAL CONTROLS OF CHIEF FINANCIAL OFFICER

I, John E. Calonico, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of iManage, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13th, 2002

/s/ JOHN E. CALONICO, JR.

John E. Calonico, Jr.
Chief Financial Officer

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the quarter ended September 30, 2002

		Incorporated by Reference			Filed Herewith

		Form	Date	Exhibit No.

2.1	Agreement and Plan of Reorganization, dated as of April 11, 2000 by and among iManage, Inc., a Delaware corporation, NetRight Technologies, Inc., a Delaware corporation and a wholly-owned subsidiary of iManage, Inc., and ThoughtStar, Inc., a Delaware corporation.	8-K	6/21/00	2.1

3.1	Restated Certificate of Incorporation of iManage, Inc.	S-1/A-1	10/8/99	3.1

3.2	Amended and Restated Bylaws of iManage, Inc.	S-1/A-1	10/8/99	3.2

4.1	Amended and Restated Rights Agreement as of May 5, 2000.	10-K	12/31/00	4.1

10.1	Form of Indemnification Agreement for directors and executive officers.	S-1	9/1/99	10.1

10.2	1997 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.	S-1/A-1	10/8/99	10.2

10.3	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A-1	10/8/99	10.3

10.4	Loan and Security Agreement dated March 31, 1999 between Silicon Valley Bank and the Company.	S-1	9/1/99	10.4

10.5	Office Lease for 2121 S. El Camino Real, San Mateo, California between Cornerstone Properties I, LLC and the Company dated November 30, 1998, as amended to date.	10-K	12/31/99	10.5

10.6	Office Building Lease for 55 East Monroe Street between TST 55 East Monroe, LLC and the Company dated January 1999, as amended to date.	S-1	9/1/99	10.6

10.7	Sublease between the Company and Q-Image Corporation dated December 5, 1998.	S-1	9/1/99	10.7

10.8	Employment Agreement, dated September 7, 2000, between iManage, Inc. and Joseph Campbell.	10-K	12/31/00	10.12

10.9	Secured Promissory Note dated April 5, 2000 by Mark Culhane to iManage, Inc. Stock Pledge Agreement dated April 5, 2000 by and between Mark Culhane, the Culhane Family Revocable Trust and iManage, Inc.	10-K	12/31/00	10.13

10.10	Stock Pledge Agreement dated April 5, 2000 by and between Mark Culhane, the Culhane Family Revocable Trust and iManage, Inc.	10-K	12/31/00	10.14

10.11	Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002.	10-K	12/31/02	10.13

10.12	Secured Promissory Note, dated April 2, 2002 by Joseph Campbell to iManage, Inc.	10-K/A-1	4/30/02	10.14

		Incorporated by Reference			Filed Herewith

		Form	Date	Exhibit No.

10.13	Stock Pledge Agreement dated April 2, 2002 by and between Joseph Campbell and iManage, Inc.	10-K/A-1	4/30/02	10.15

10.14	Deed of Trust dated April 2, 2002 by Joseph Campbell and Teresa B. Campbell in favor of iManage, Inc.	10-K/A-1	4/30/02	10.16

10.15	Employment Agreement, dated January 28, 2002, between iManage, Inc. and John Calonico.	10-Q	5/15/02	10.16

10.16	Loan Modification Agreement between iManage, Inc. and Silicon Valley Bank, dated July 8, 2002.	10-Q	8/14/02	10.16

21	Subsidiaries of iManage, Inc.	10-K	12/31/00	21

99.1	Certification by the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X

99.2	Certification by the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002				X