Form 10-K
period 2002-12-31
IMANAGE INC
filed 2003-03-26
CIK 1093242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

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

      Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 28, 2002 as reported on the Nasdaq National Market was approximately $49,289,000. Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

      The number of shares outstanding of the registrant’s common stock as of March 14, 2003 was approximately 24,246,000.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the Proxy Statement for Registrant’s 2003 Annual Meeting of Stockholders to be held June 12, 2003 are incorporated by reference in Part III of this Annual Report on Form 10-K.

iMANAGE, INC.

PART I

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “can,” “may,” “believe,” “designed to,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential” or “continue” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factors.

      iManage, Inc. is hereinafter sometimes referred to as “the Registrant,” “the Company,” “iManage,” “we,” and “us.”

Item 1.     Business

Overview

      iManage, Inc. provides collaborative content management software that enables businesses to manage and collaborate efficiently on critical business content across the extended enterprise. Our product suite, iManage WorkSite, delivers document management, collaboration, workflow and knowledge management accessible through a portal in a single integrated Internet solution. We believe that iManage WorkSite improves communication and process efficiency, providing faster response times and a rapid return on investment for our customers. More than 500,000 users in over 1,200 businesses are utilizing iManage WorkSite.

      We were incorporated in Illinois in October 1995 under the name NetRight Technologies, Inc. and we reincorporated in Delaware in December 1996. In April 1999, we changed our name to iManage, Inc. Our principal offices are located at 950 Tower Lane, Suite 500, Foster City, California 94404, and our telephone number at that location is (650) 577-6500. We maintain a website at www.iManage.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge, as well as from the Securities and Exchange Commission website at www.sec.gov.

The iManage Solution

      iManage WorkSite is an integrated application suite that combines document management, collaboration, workflow and knowledge management accessible through a portal in a single integrated Internet solution. Our solution provides a comprehensive set of applications that work in concert with each other and the same underlying server, the iManage WorkSite Server.

      Our application suite provides the following key features:

•	Comprehensive and integrated, out-of-the-box solution

•	Robust security for globally distributed enterprise repositories

•	Reliable and highly scalable enterprise-class server with multilevel security

•	Easy access via standard Web browser or Microsoft Windows client interfaces

•	Rapid application development environment and tools

      Initially, we targeted our software solution to the legal industry, but in the last two years, we have extended our comprehensive collaborative content management suite of applications to other vertical markets. In addition to the legal industry, we are targeting prospects in financial services, manufacturing, government and professional services.

Products

      We offer two primary application suites — both offer similar core functionality with one focusing on Windows-based businesses and the other focusing on enterprise companies that work on multiple platforms. The primary iManage WorkSite applications consist of Web applications and desktop applications. The iManage WorkSite Web applications provide a central workspace in which an organization can discuss, share and collaborate on business content in a secure environment. Using the Web applications, users can capture, store, reuse and share information and processes with their customers, partners and employees through an intranet, extranet, or the Internet. Instead of recreating content, employees save time and money by leveraging existing data and business processes. By streamlining the retrieval and delivery of information, we believe that iManage WorkSite reduces operating costs while improving overall productivity and project delivery for our customers. The WorkSite Web applications are comprised of the following modules:

      iManage WorkDocs. iManage WorkDocs is a Web-based document management system that provides secure access to enterprise-wide business content stored in scalable, distributed repositories. With iManage WorkDocs, users can capture, organize, reuse and share business content with customers, partners and employees around the world using an intranet, extranet or Internet solution. iManage WorkDocs provides for document check-in/check-out, version control, audit trails, archiving, categorization, full text, meta-data searches and other document management functions.

      iManage WorkTeam. iManage WorkTeam provides virtual workspaces to members of a project team, wherever they may be located, to discuss and collaborate on all facets of a project quickly and efficiently through the Web. With iManage WorkTeam, an organization can streamline business processes, cut unnecessary travel costs, improve overall employee productivity and accelerate project completion. WorkTeam also enables online meetings within WorkSite.

      iManage WorkRoute. iManage WorkRoute automates key business processes and routes critical business documents to geographically dispersed project teams for review, approval and publishing through an enterprise’s intranet or extranet, or the Internet with a standard Web browser. With iManage WorkRoute, an organization can simplify and track workflow and project status, identify bottlenecks, analyze key metrics and detect exceptions, enabling informed decisions and actions.

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

      iManage WorkPortal. iManage WorkPortal provides each member of the extended enterprise a secure, consolidated view of business content from multiple data sources and applications, including the iManage repositories. By aggregating enterprise data, business intelligence, news feeds, documents and Web content, iManage WorkPortal provides quick and easy access to all relevant content and its context from a single portal page. This can save time, increase productivity and allow for more informed decisions and actions.

      iManage DeskSite and iManage MailSite. In addition to the Web-based applications, iManage WorkSite includes two, full-featured desktop document management clients that offer out-of-the-box integration with popular Windows applications:

•	iManage DeskSite is a desktop document management system that integrates with popular Windows applications such as Microsoft Office and WordPerfect.

•	iManage MailSite is a desktop application that integrates with popular email systems, including Microsoft Outlook, Lotus Notes and Novell GroupWise. Access of content and document management functionality is available from within Microsoft Outlook.

      By combining the familiar user interface of frequently used applications with document management functionality, iManage DeskSite and iManage MailSite enable rapid adoption of document management functions with minimal training.

      Additionally, we offer iManage WorkSite Server and a software developer toolkit:

      iManage WorkSite Server. iManage WorkSite is powered by a highly flexible and robust enterprise-class server that scales to handle millions of documents and tens of thousands of geographically dispersed users. iManage WorkSite Server features include:

•	geographically distributed repositories, enhanced system response time and minimized network traffic;

•	built-in fault tolerance, load balancing and clustering features that ensure iManage WorkSite applications are available at all times;

•	a powerful, flexible security model that provides controlled access to system functionality and data at the document, user and task level so that only authorized users have access to relevant content; and

•	comprehensive administrative tools that allow integration with multiple Light-weight Directory Access Protocol servers and enable central control or delegation of administrative tasks to specific roles and users, simplifying the management and maintenance of all iManage WorkSite applications.

      iManage WorkSite Development iToolKit. Our applications can be customized with the flexible, standards-based iManage WorkSite Development iToolKit. Software developers with Visual Basic or Common Object Model (“COM”) experience can create new applications with the software development kit to meet an organization’s specific requirements. By supporting open standards such as XML/ XSL, J2EE and COM, we believe the iManage WorkSite Development iToolKit leverages the security, scalability and functionality of the entire iManage WorkSite infrastructure.

Service and Support

      While we focus on licensing our software, we also offer a comprehensive selection of services to our customers, including consulting, customer support and training services.

      Consulting. We offer standardized professional services to our customers for the deployment of our application suite and the integration of our applications with third-party software. Our service professionals work directly with our customers as well as with resellers and strategic partners. Our consulting services are generally offered on a time and materials basis.

      Customer Support. We offer comprehensive customer support, designed to allow our customers to quickly and effectively address technical issues as they arise. Our customer support personnel provide resolution of customer technical inquiries and are available to customers by telephone, email and through our website. We use a customer service automation system to track each customer’s inquiry until it is resolved. Our technical support is generally offered on an annual subscription basis.

      Training. We offer a comprehensive training curriculum designed for partners and customers to provide the knowledge and skills to successfully deploy, use and maintain our products. These classes focus on the technical aspects of our products as well as related business issues and processes. We regularly hold our classes in various locations, including our training facilities in Chicago, Illinois and in Europe. We generally charge a daily fee for such classes.

Customers, Sales and Marketing

      To date, we have licensed our iManage WorkSite software to over 1,200 customers with more than 500,000 users. We have focused our sales and marketing efforts primarily on the legal, financial services, manufacturing, government and professional services markets. For 2002, 2001 and 2000, we derived 71%, 79% and 77% of our license revenues, respectively, from law firms and professional service firms. No single customer accounted for more than 10% of our revenues during 2002, 2001 or 2000.

      Our sales strategy consists of engaging senior business and information technology managers at our customer prospects to explain the benefits of our application suite. We emphasize to our prospects the ease of deployment and rapid return on investment of our suite of applications. We hire sales associates that have an understanding of end user needs in our targeted vertical markets.

      As of December 31, 2002, our sales organization consisted of 53 managers, account executives, product consultants and business development professionals. We have sales representatives throughout the United States and Europe. A distribution network of over 150 strategic resellers and partners in Australia, Brazil, Canada, France, Germany, New Zealand, the United Kingdom and the United States augments our direct sales force. These partners license our products to end user customers. International partners may also provide the first line of customer support. A number of these partners have built add-on software products to extend the functionality of iManage WorkSite — more than 60 add-on products are available today. In February of 2003, we announced an agreement with Interwoven, an enterprise content management vendor that will integrate iManage WorkSite’s document management and collaboration capabilities into its solution. Interwoven will resell the combined solution.

      As of December 31, 2002, our marketing organization consisted of 17 professionals. Our marketing programs focus on creating overall awareness of our collaborative content management software products and services. To generate market awareness, we participate in market research, industry analyst product and strategy updates, press meetings, trade shows, seminars and online webinars, and engage in marketing through our Website to generate qualified sales leads. We use feedback from our customers and market research to determine specific industry segment needs and to define and direct our product development efforts.

Research and Development

      Since our inception, we have devoted significant resources to develop our products and technology. We believe that our future success will depend, in large part, on a strong development effort that enhances and extends the features of our application suite. Our product development organization is responsible for product architecture, core technology, product testing, quality assurance, documentation and expanding the ability of our products to operate with leading hardware platforms, operating systems, database management systems and key electronic commerce transaction processing standards.

      As of December 31, 2002, we had 69 employees engaged in research, development and quality assurance. Our research and development expenditures were $8.8 million for 2002, $10.4 million for 2001 and $9.1 million for 2000, respectively. All research and development expenditures have been expensed as incurred. We expect to continue to devote substantial resources to our research and development activities.

Competition

      We have experienced and expect to continue to experience increased competition from current and potential competitors. Many of these companies have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, sales, distribution and other resources than we have. Our current competitors include:

•	Companies addressing segments of our market including Documentum, Inc., FileNet Corporation, Hummingbird Ltd., Intraspect Software, Inc., Microsoft Corporation, Open Text Corporation, Stellent, Inc. and NetDocuments, Inc.;

•	Web content management companies such as Vignette Corporation;

•	Enterprise Web portal companies such as Plumtree;

•	Intranet and groupware companies such as BroadVision, Inc., IBM, Microsoft Corporation and Novell, Inc.; and

•	In-house development efforts by our customers and partners.

      We believe that we may face additional competition from operating system vendors, online service providers and client/ server applications and tools vendors. If any of our competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or other similar transactions, our business could be seriously harmed. In addition, potential competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products.

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

      We require our customers to enter into license agreements that impose restrictions on their ability to reproduce, distribute and use our software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including restricting access to our source code and object code and requiring those entities and persons with access to agree to confidentiality terms that restrict their use and disclosure. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

      We currently have one U.S. patent issued. We have applied for two others in the United States and we have three pending foreign patent applications. It is possible that no patents will be issued from our currently pending patent applications and that our potential future patents may be found invalid or unenforceable, or may be successfully challenged. It is also possible that any patent issued to us may not provide us with competitive advantages or that we may not develop future proprietary products or technologies that are patentable. Additionally, we have not performed comprehensive analysis of the patents of others that may limit our ability to do business.

      We license technologies from several software providers that are embedded into our product. We license Application Builder® from Autonomy, Inc. and Search ’97® from Verity, Inc. for search functionality in the iManage WorkSite Server. These agreements expire in March 2005 and January 2007, respectively, and are renewable with written consent of the parties. Either party may terminate the agreement for cause before the expiration date with 90 days written notice. In addition, we license Outside In Viewer Technology® and Outside In HTML Export® from Stellent, Inc. for file viewing functionality. This agreement expires in December 2004 and is renewable with written consent of the parties. If we cannot renew these licenses, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. These types of delays could seriously harm our business.

      Despite our efforts to protect our proprietary rights and technology, unauthorized parties may attempt to copy aspects of our products or obtain the source code to our software or use other information that we regard as proprietary or could develop software competitive to ours. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software exists, software piracy may become a problem. Our means of protecting our proprietary rights may not be adequate. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, operating results and financial condition.

      It is possible that in the future, a third party may file lawsuits claiming that our products infringe its patents or copyrights or misappropriate its trade secrets. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. We have only one patent that we could use defensively against any company bringing such a claim. If our product was found to infringe a third party’s proprietary rights, we may be required to enter into royalty or licensing agreements to be able to sell our product. Royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all, which could harm our business.

Employees

      As of December 31, 2002, we had 207 full-time employees, of which less than 10% were based outside the United States. Of these employees, 70 were in sales and marketing, 69 were in product development, 42 were in professional services, customer support and training and 26 were in finance, human resources, legal, information systems and administrative functions. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. Our future success depends on our ability to attract, motivate and retain highly qualified technical and management personnel.

Item 2.	Properties

      In February 2002, we moved our principal offices to a leased facility in Foster City, California, which consists of 21,415 square feet under a lease that will expire on September 30, 2008. Our engineering and customer support personnel and our training facility are located in approximately 30,000 square feet of leased facilities in Chicago, Illinois.

      On March 21, 2003, we exercised an option to terminate the lease for our facility in Chicago, which as a result will expire on April 30, 2004 and entered into a new facilities lease for approximately 39,000 square feet in the Chicago area on March 17, 2003. In connection with the lease termination, we incurred a lease termination fee of $986,000, which will be charged to expense in the first quarter of 2003. The new facilities lease commences no later than August 1, 2003, is non-cancelable and expires in 2016. Our research and development, customer support, training and certain sales and marketing personnel are expected to relocate to this new facility in August 2003. We expect to charge to expense, upon vacating the facility subject to the terminated lease, the remaining lease payments due under the terminated lease agreement from the date of our occupancy of the new facility to April 30, 2004, which we currently estimate to be $650,000. The new lease agreement provides for cash payments from the landlord sufficient to offset the lease termination fee and provides for a free rent for the initial 12 months of the lease agreement including operating costs, and an additional 2 months of free rent, excluding operating costs, in each of the second, third and fourth years of the lease agreement. The free rent period and the cash payments from the landlord will reduce rental expenses for the new facility on a ratable basis over the term of the new lease.

Item 3.	Legal Proceedings

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

      The Company is aware that similar allegations have been made in lawsuits challenging over 300 other public offerings conducted in 1999, 2000 and 2001. All of these cases have been consolidated for pretrial purposes before Judge Shira A. Scheindlin of the Southern District of New York. On July 15, 2002, the Company and its related individual defendants (as well as the other issuers named as defendants) filed a motion to dismiss. Subsequently, the individual defendants stipulated with plaintiffs to dismissal from the case without prejudice, subject to a tolling agreement. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases, including the case involving the Company. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against the Company and 184 other issuer defendants on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings.

      The Company and certain executive officers are defendants in a complaint filed by a former employee alleging ownership of 18,000 shares of the Company’s common stock that were never issued. The complaint alleges, among other claims, breach of contract, and the plaintiff is seeking damages of approximately $700,000 plus punitive damages of $10 million. While the Company believes that the claims are without merit and intends to vigorously defend the matter, there can be no assurances that this matter will be resolved without costly litigation or in a manner that is not adverse to the Company’s financial position, results of operation or cash flows.

      While we believe that the allegations against our officers, directors and us are without merit and intend to contest them vigorously, there can be no assurance that these matters will be resolved without costly litigation or in a manner that is not adverse to our consolidated financial position, results of operations or cash flows. No estimate can be made of the possible loss or range of loss associated with the resolution of these matters.

Item 4.	Submission of Matters to a Vote of Security Holders

      We held our Annual Meeting of Stockholders in Foster City, California on November 21, 2002. Of the 24,073,644 shares outstanding as of the record date, 18,819,369 were present or represented by proxy at the meeting on November 21, 2002. At this meeting, the following actions were voted upon:

1.	To elect one Class III director to serve for a three-year term until our Annual Meeting of Stockholders in 2005, or until his successor is elected and qualified:

		Authority
	For	Withheld

Bob L. Corey	18,788,713	30,656

2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the year ending December 31, 2002.

For	Against	Abstain

18,806,963	10,274	2,132

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is listed on the Nasdaq National Market under the symbol “IMAN.”

      The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock for the last eight quarters, all as reported by Nasdaq.

	High	Low

Year ended December 31, 2002:
Fourth quarter	$3.20	$1.95
Third quarter	$3.00	$1.75
Second quarter	$7.00	$2.65
First quarter	$8.19	$5.82
Year ended December 31, 2001:
Fourth quarter	$7.89	$3.90
Third quarter	$5.43	$3.70
Second quarter	$4.40	$1.50
First quarter	$7.44	$1.97

      The approximate number of holders of record of the shares of our common stock was 232 as of March 14, 2003. This number does not include stockholders whose shares are held by other entities. The actual number of holders is greater than the number of holders of record. We estimate that there were approximately 2,500 beneficial stockholders of the shares of our common stock as of March 14, 2003.

      We have not declared or paid any cash dividends on our capital stock since our incorporation in October 1995, and our current debt facilities prevent us from declaring or paying any dividends. We currently intend to retain future earnings, if any, for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.	Selected Consolidated Financial Data

      The selected consolidated statement of operations data set forth below for the years ended December 31, 2002, 2001 and 2000 and the selected consolidated balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the selected consolidated balance sheet data as of December 31, 1999 and 1998 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

      This data should be read in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of iManage, Inc. and the notes thereto appearing in Item 15. in this Annual Report on Form 10-K.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Selected Consolidated Statement of Operations Data:
Total revenues	$41,326	$38,862	$30,008	$18,570	$7,741
Loss from operations	(7,598)	(21,310)	(11,611)	(3,461)	(2,979)
Net loss	(6,664)	(19,750)	(9,114)	(2,775)	(2,840)
Basic and diluted net loss per common share	(0.28)	(0.85)	(0.41)	(0.28)	(0.38)
Shares used in computing basic and diluted net loss per common share	23,988	23,288	22,130	9,988	7,455

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$38,156	$33,607	$35,696	$51,013	$7,617
Working capital	24,274	22,980	31,127	43,843	6,119
Total assets	57,669	60,858	73,347	63,921	13,495
Bank lines of credit, less current portion	1,010	1,412	2,345	1,388	—
Total stockholders’ equity	31,688	36,963	53,737	48,828	7,360

      Working capital is defined as the excess of total current assets over total current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Factors That May Impact Future Operating Results” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements or risk factors.

Overview

      We provide collaborative content management software that enables businesses to manage and collaborate effectively on critical business content across the extended enterprise. Our product suite, iManage WorkSite, delivers document management, collaboration, workflow and knowledge management accessible through a portal in a single integrated Internet solution. We believe that iManage WorkSite improves communication and process efficiency, providing faster response times and a rapid return on investment for our customers. More than 500,000 users in over 1,200 businesses are utilizing iManage WorkSite.

Results of Operations

      The following table sets forth, for the periods indicated, selected consolidated financial data as a percentage of total revenues:

	Years Ended December 31,

	2002	2001	2000

Revenues:
License	49%	63%	67%
Support and service	51	37	33

Total revenues	100	100	100

Cost of revenues:
License	3	3	4
Support and service	17	15	16

Total cost of revenues	20	18	20

Gross margin	80	82	80
Operating expenses:
Sales and marketing	64	74	60
Research and development	21	27	30
General and administrative	11	11	14
Amortization of intangible assets	2	22	15
Restructuring charge	—	3	—

Total operating expenses	98	137	119

Loss from operations	(18)	(55)	(39)
Interest income and other, net	2	4	9

Loss before provision for income taxes	(16)	(51)	(30)
Provision for income taxes	—	—	—

Net loss	(16)%	(51)%	(30)%

Revenues

      The following sets forth, for the periods indicated, our revenues (in thousands):

	Years Ended December 31,

	2002	2001	2000

License	$20,349	$24,545	$20,213
Support and service	20,977	14,317	9,795

	$41,326	$38,862	$30,008

      License. License revenues decreased $4.2 million, or 17%, from 2001 to 2002. This decrease was due primarily to lengthening sales cycles and lower information technology spending as our customers and prospects responded to continuing weak economic conditions both domestically and internationally. License revenues increased $4.3 million, or 21%, from 2000 to 2001. This increase was due primarily to the increased volume of sales to both new and existing customers and the successful introduction of our new WorkSite product suite. License revenues accounted for 49%, 63% and 67% of total revenue in 2002, 2001 and 2000, respectively. The decrease in license revenues as a percentage of total revenues in 2002 from 2001 was due to a decline in license revenues, an increase in annual support revenues from our customer installed base associated with the renewal of annual support contracts and our strategy to increase our professional consulting services.

The decrease in license revenues as a percentage of total revenues in 2001 from 2000 was due to the increase in support and service revenues from the growth in our customer installed base associated with the renewal of annual support contracts. We anticipate that license revenues in 2003 as a percentage of total revenues will remain generally consistent with 2002.

      Support and Service. Support and service revenues consisted primarily of customer support and, to a lesser extent, training and consulting services. Support and service revenues increased $6.7 million, or 47%, in 2002 from 2001 and $4.5 million, or 46%, in 2001 from 2000. These increases were primarily due to increased customer support revenues from our installed base associated with the renewal of annual support contracts. Support and service revenue was 51%, 37% and 33% of total revenues in 2002, 2001 and 2000, respectively. The increase in support and service revenue as a percentage of total revenues was primarily due to increased customer support revenues associated with the renewal of annual support contracts, an increase in professional consulting services and, in 2002, declining license revenues. We anticipate that support and services revenues will increase in 2003 over 2002 primarily due to higher customer support revenues.

Cost of Revenues

      The following sets forth, for the periods indicated, our cost of revenues (in thousands):

	Years Ended December 31,

	2002	2001	2000

License	$1,389	$1,376	$1,165
Support and service	7,008	5,757	4,841

	$8,397	$7,133	$6,006

      License. Cost of license revenues primarily consisted of royalties payable to third parties for software that was either embedded in or bundled with our software products. Cost of license revenues increased $13,000, or 1%, in 2002 from 2001 and $211,000, or 18%, in 2001 from 2000. The increase in cost of license revenues in absolute dollars in 2002 and 2001 was primarily due to the amount of third party software products embedded or bundled with our products. As a percentage of related license revenues, cost of license revenues were 7%, 6% and 6% in 2002, 2001 and 2000, respectively. In 2002 and 2001, our royalty payments to third parties were primarily fixed in nature and were generally not impacted by fluctuations in license revenues. We expect that cost of license revenues in 2003 will remain generally consistent as a percent of related license revenues with 2002. Cost of license revenues as a percentage of related license revenues may fluctuate in the future, however, due to the mix of software products sold, the extent to which third party software products are bundled with our products and amount of license revenues, as many of the third party software products embedded with our software are under fixed fee arrangements.

      Support and Service. Cost of support and service revenues primarily consisted of salaries and other personnel-related expenses, costs associated with providing product updates to our customers with active support contracts and depreciation of equipment used in providing customer support, consulting services and training. Cost of support and service revenues increased $1.3 million, or 22%, in 2002 from 2001 and $916,000, or 19%, in 2001 from 2000. These increases were primarily due to personnel-related expenses required by our growing customer installed base and our strategy to increase our consulting services revenues. As a percentage of related revenues, cost of support and service revenue were 33%, 40% and 49% in 2002, 2001 and 2000, respectively. The decrease in cost of support and service revenues as a percentage of the related revenues for the periods prescribed is due to economies of scale associated with supporting our growing customer installed base. We anticipate that cost of support and services will increase in absolute dollars in 2003 to support our growing installed base of customers and remain relatively consistent as a percentage of support and service revenues.

Operating Expenses

      The following sets forth, for the periods indicated, our operating expenses (in thousands):

	Years Ended December 31,

	2002	2001	2000

Sales and marketing	$26,580	$28,574	$17,845
Research and development	8,776	10,374	9,094
General and administrative	4,378	4,448	4,222
Amortization of intangible assets	793	8,449	4,452
Restructuring charge	—	1,194	—

	$40,527	$53,039	$35,613

      Sales and Marketing. Sales and marketing expenses consisted primarily of salaries, commissions, benefits and amortization of stock-based compensation for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses decreased $2.0 million, or 7%, in 2002 from 2001. This decrease was due primarily to a $755,000 reduction in personnel-related costs including salary, commissions and bonuses as a result of decreased license revenues, a $503,000 decrease in stock-based compensation charges, a $470,000 decrease in travel expenses and a $401,000 reduction in seminars and training expenses, which were partially offset by a $104,000 increase in facilities related expenses. Sales and marketing expenses increased $10.7 million, or 60%, in 2001 from 2000. This increase was primarily related to an increase of $8.6 million in our domestic and international sales and marketing personnel expense, $1.3 million in facility charges and $671,000 in travel expense. As a percentage of revenues, sales and marketing expenses were 64%, 74% and 60% in 2002, 2001 and 2000, respectively. We anticipate that sales and marketing expense as a percentage of total revenues will decrease slightly in 2003 from levels posted in 2002.

      Research and Development. Research and development expenses consisted primarily of personnel, third party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses decreased $1.6 million, or 15%, in 2002 from 2001. This decrease was due primarily to a $505,000 decrease in facilities costs associated with the closure of our Utah facility during the third quarter of 2001, a $470,000 decrease in stock-based compensation charges and a $365,000 reduction in consulting services. Research and development expenses increased $1.3 million, or 14%, in 2001 from 2000. This increase was primarily due to an increase in development personnel expense of $972,000 and an increase in facilities and related overhead expense of $512,000 partially offset by a decrease in stock-based compensation charges of $180,000. As a percentage of revenues, research and development expenses were 21%, 27% and 30% in 2002, 2001 and 2000. We expect that research and development expense in 2003 will increase slightly in absolute dollars over 2002.

      General and Administrative. General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including legal, finance, accounting, information technology and human resources as well as insurance and facilities costs. General and administrative expenses decreased $70,000, or 2%, in 2002 from 2001. This decrease was due primarily to a reduction in general office expenses. General and administrative expenses increased $226,000, or 5%, in 2001 from 2000. The increase in 2001 was primarily a result of increased staffing and costs related to building our general and administrative infrastructure. As a percentage of revenues, general and administrative expenses were 11%, 11% and 14% in 2002, 2001 and 2000, respectively. We expect that general and administrative expense will decrease slightly as a percentage of total revenues in 2003 when compared to 2002.

      Amortization of Intangible Assets. Intangible assets consist of goodwill, purchased technology and non-compete agreements associated with our acquisition of ThoughtStar, Inc. (“ThoughtStar”) in June 2000 and the acquisition of technologies in 2001. Goodwill and other acquired intangibles of $17.0 million were recorded in connection with the ThoughtStar acquisition and were amortized, prior to adopting Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, over their estimated useful lives of two years to five years except those related to the assembled workforce, which were written off in the third quarter of 2001 in connection with closing of the Utah facilities.

      We adopted SFAS No. 142 as of January 1, 2002, and as a result, ceased amortizing the remaining unamortized balance of goodwill of $3.4 million. In lieu of amortization, we were required to perform an initial review to determine whether the value of our remaining goodwill asset was impaired and periodic impairment reviews annually thereafter. We completed our initial review during the first quarter of 2002 and a year-end review in October 2002. Upon completion of these reviews, no impairment charge was recorded. However, there can be no assurance that a future evaluation will not require an impairment charge to be recorded. We expect to record $35,000 of amortization related to other intangible assets each quarter through September 30, 2003.

      Restructuring Charge. In September 2001, we implemented a plan to consolidate our operations and close a facility in Utah. Our restructuring action consisted primarily of the termination of approximately 20 positions in engineering, sales, marketing and administration in the Utah location and exiting the related facility. The functions performed in the Utah facility were combined with our Chicago, Illinois operations. As a result of the restructuring, we recognized a charge of $1.2 million in the third quarter of 2001. The restructuring charge included $694,000 for employee severance, $150,000 for the write-off of intangible assets related to the acquisition of ThoughtStar, $93,000 for the write-off of certain property and equipment and $257,000 related to facility closing costs. There was no remaining restructuring charge accrued at December 31, 2002. At the time of the restructuring, we expected to achieve an annual operating expense savings of approximately $800,000, which were realized in 2002.

      Stock-based Compensation. Stock-based compensation charges relate to the options granted to employees prior to our initial public offering, options granted on the acquisition date to ThoughtStar employees, compensation charges related to executive compensation and non-employee consultants. We expensed $544,000, $1.4 million and $2.1 million in 2002, 2001 and 2000, respectively, related to stock-based compensation.

      Stock-based compensation charges relate to the following expense classifications in the accompanying consolidated statement of operations (in thousands):

	Years Ended December 31,

	2002	2001	2000

Cost of revenues	$23	$46	$127
Sales and marketing	264	767	951
Research and development	34	504	684
General and administrative	223	132	372

	$544	$1,449	$2,134

      Amortization of stock-based compensation is estimated to total $220,000 for 2003, $71,000 for 2004 and $15,000 for 2005. Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to vesting.

      During 2002, 2001 and 2000, we issued options to purchase shares of our common stock to certain employees totaling 300,000, 460,000 and 89,000, respectively, with weighted average exercise prices of $6.27, $0.70 and $0.01 per share, respectively, which were below the fair value of our common stock at the dates of grant. The weighted average fair value of our common stock was $7.65, $2.88 and $11.00 in 2002, 2001 and 2000, respectively. In accordance with the requirements of Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees, we have recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the fair value of our stock on the date of grant. This deferred compensation is amortized to expense over the period during which our right to repurchase the stock lapses or options become exercisable, generally four or five years consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. At December 31, 2002, we have recorded deferred stock-based compensation related to these options in an amount of $12.6 million, of which $612,000, $1.5 million and $2.9 million had been amortized to expense during 2002, 2001 and 2000, respectively.

      During 2001, we granted options to purchase 28,000 shares of our common stock at exercise prices ranging from $0.01 to $5.09 per share to non-employee engineers for consulting services, when the fair market value of our common stock ranged from $4.40 to $5.09 per share. These options were fully vested upon grant and were valued at a total of $157,000 using the Black-Scholes pricing model with the following assumptions: 10 year terms, volatility ranging from 102% to 132%, discount rate ranging from 4.97% to 5.11% and 0% dividend rate. The value of these options was expensed on the date of grant.

      In conjunction with the acquisition of ThoughtStar in June 2000, we granted 89,000 common stock options with an exercise price of $0.01 to former ThoughtStar employees in exchange for 1,648,000 fully vested and exercisable ThoughtStar stock options. On the date of grant, these options had an intrinsic value of $982,000, which was recorded as deferred stock-based compensation and was amortized over the option vesting period of two years. There was no deferred stock-based compensation expense related to these options in 2002 and aggregate compensation expense of $249,000 and $646,000, in 2001 and 2000, respectively. During September 2001, the remaining $87,000 deferred compensation was charged to expense in connection with a restructuring of operations.

      Deferred stock-based compensation charges are comprised of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Employee stock-based compensation	$612	$1,541	$2,911
Non-employee stock-based compensation	—	157	—
Cancellation of options upon termination	(170)	(249)	(777)

	$442	$1,449	$2,134

Interest Income and Other, Net

      Interest income and other was $1.0 million, $1.7 million and $2.6 million in 2002, 2001 and 2000, respectively. Interest income and other decreased $656,000, or 39%, in 2002 from 2001 and $939,000, or 36%, in 2001 from 2000. These decreases were primarily due to lower interest rates on our cash investments and a lower average balance of cash, cash equivalents and short-and long-term investments during the period.

Provision for Income Taxes

      The provision for income taxes recorded in 2002, 2001 and 2000 related primarily to international taxes. As of December 31, 2002, we had approximately $23.7 million of federal and $20.9 million of state net operating loss carryforwards to offset future taxable income. The federal and state tax net operating loss carryforwards are available to reduce future taxable income and expire at various dates through 2022 and 2013, respectively. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that these assets are realizable. At such time, it is determined that it is not likely that the assets will be realized. Therefore, we have recorded a full valuation allowance against the deferred income tax assets.

Liquidity and Capital Resources

      At December 31, 2002, we had cash, cash equivalents and short-term investments of $38.2 million.

      Operating Activities. Net cash used in operating activities in 2002 was primarily the result of our net loss of $6.7 million. After excluding the effects of non-cash charges including depreciation and amortization of $2.8 million, deferred stock-based compensation of $442,000, provision for doubtful accounts and sales returns of $523,000 and common stock issued for services of $151,000, the adjusted cash usage was $2.8 million during 2002. Additional cash was generated from an increase of $1.5 million in deferred revenues, a decrease of $730,000 in accounts receivable and an increase in accounts payable and accrued liabilities of $423,000, partially offset by an increase of $1.5 million in prepaid expenses and other assets.

      Net cash used in operating activities in 2001 was primarily the result of our net loss of $19.8 million. After excluding the effects of non-cash charges including depreciation and amortization of $10.6 million, deferred stock-based compensation of $1.3 million, a restructuring charge of $1.2 million, provision for doubtful accounts and sales returns of $574,000 and common stock issued for services of $157,000, the adjusted cash usage was $6.0 million during 2001. Additional cash was generated from an increase in accounts payable and accrued liabilities of $2.3 million, an increase of $1.8 million in deferred revenues, a decrease of $469,000 in accounts receivable and a decrease of $849,000 in prepaid expenses and other assets.

      Net cash used in operating activities in 2000 resulted primarily from our net loss of $9.1 million. After excluding the effects of non-cash charges for depreciation and amortization of $6.3 million, deferred stock-based compensation of $2.1 million and the provision for doubtful accounts and sales returns of $264,000, the adjusted cash usage was $424,000 during 2000. Additional cash was used from an increase of $5.3 million in accounts receivable and an increase of $3.0 million in our prepaid expenses and other assets.

      A number of non-cash items have been charged to expense and increased our net loss. These items include depreciation and amortization of property and equipment and intangible assets, amortization of deferred stock-based compensation and provisions for doubtful accounts and sales returns. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our cash flows.

      Our primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding were 74 days, 90 days and 130 days on December 31, 2002, 2001 and 2000. Our days outstanding decreased in 2002 and 2001 from the prior years’ results due primarily to our focus on customer collection efforts and the change in quarterly revenues throughout the year. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

      Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

      Investing Activities. Net cash provided by investing activities was $13.6 million in 2002. This primarily resulted from $18.7 million of proceeds received from the maturity and sale of investments, partially offset by $3.2 million to purchase investment securities and $1.9 million to purchase property and equipment.

      Net cash used in investing activities was $7.1 million in 2001. This primarily resulted from purchases of investments of $24.8 million and the purchase of property and equipment of $1.0 million, partially offset by $18.7 million in proceeds received from the maturity and sale of investment securities.

      Net cash used in investing activities was $20.7 million in 2000. This primarily resulted from purchases of investments of $30.0 million, the acquisition of ThoughtStar, which used $6.1 million, and the purchase of property and equipment of $3.3 million, partially offset by $18.7 million in proceeds received from the maturity and sale of investment securities.

      We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including our hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

      We have classified our investment portfolio as “available for sale,” and our investments are made with capital preservation and liquidity as our primary objectives. We generally hold investments in commercial paper, corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

      Financing Activities. Net cash provided by financing activities of $1.0 million in 2002 included $14.5 million of proceeds from bank lines of credit and $1.5 million from the proceeds from issuance of common stock, partially offset by repayments of bank lines of credit of $14.4 million and the repurchase of common stock of $641,000.

      Net cash provided by financing activities of $349,000 in 2001 included $12.3 million of proceeds from bank lines of credit and $1.0 million of proceeds from the issuance of common stock, partially offset by repayments of bank lines of credit of $13.0 million.

      Net cash provided by financing activities of $5.4 million in 2000 included $4.8 million of proceeds from bank lines of credit, $724,000 of proceeds from the issuance of common stock and $501,000 of proceeds from the payment of notes receivable from stockholders. Partially offsetting these proceeds were repayments of bank lines of credit of $444,000 and repurchases of common stock of $134,000.

      Our cash flows from financing activities are primarily the result of borrowing under our lines of credit, cash receipts from the issuance of common stock and our repurchases of common stock. We have used our lines of credit primarily to finance purchases of property and equipment. We anticipate that we will continue to use lines of credit to finance our equipment purchases in the future to the extent that such financing is available to us on acceptable terms.

      We receive cash from the exercise of stock options and the sale of stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the stock option plans and our Employee Stock Purchase Plan and general market conditions.

      In July 2002, we instituted a common stock repurchase program, which terminated on December 31, 2002. Under this program, we repurchased 232,300 shares of our common stock for $581,000. While we have not renewed this program, we may institute a new program if the Board of Directors determines that such a program is appropriate.

      Lines of Credit. As of December 31, 2002, we had a revolving line of credit with a bank for $4.0 million, which bears interest at the bank’s prime rate plus 0.50%. Borrowings were limited to $4.0 million minus the amount outstanding under the revolving line of credit and outstanding letters of credit. This line of credit is collateralized by substantially all of our assets. As of December 31, 2002, we borrowed $3.4 million under this facility. In addition, as of December 31, 2002, we had an equipment line of credit with a bank for $6.0 million, which bears interest at the greater of the lending bank’s prime rate plus 0.50% or 4.75%. As of December 31, 2002, we had $2.4 million outstanding under the equipment line of credit.

      Both lines of credit contain various restrictive covenants and these restrictions require us to:

      (a) maintain unrestricted cash balances including short- and long-term investments greater than $25.0 million;

      (b) not incur a net loss, as defined, in any quarter greater than:

           $2.0 million for any one quarter; or

           $3.7 million for any two sequential quarters.

      Net loss is defined as loss after taxes excluding amortization and depreciation expense.

      We were in compliance with all of these financial covenants as of December 31, 2002.

      We currently anticipate that our cash, cash equivalents and short-term investments, together with our existing lines of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next 12 months. However, we may be required, or could elect, to seek additional funding at any time. We cannot provide assurance that additional equity or debt financing, if required, will be available on acceptable terms, if at all.

      On March 21, 2003, we exercised an option to terminate the lease for our facility in Chicago, Illinois, which as a result will expire on April 30, 2004 and entered into a new facilities lease for approximately 39,000 square feet in the Chicago area on March 17, 2003. In connection with the lease termination, we incurred a lease termination fee of $986,000, which will be charged to expense in the first quarter of 2003. The new facilities lease commences no later than August 1, 2003, is non-cancelable and expires in 2016. Our research and development, customer support, training and certain sales and marketing personnel are expected to relocate to this new facility in August 2003. We expect to charge to expense, upon vacating the facility subject to the terminated lease, the remaining lease payments due under the terminated lease agreement from the date of our occupancy of the new facility to April 30, 2004, which we currently estimate to be $650,000. The new lease agreement provides for cash payments from the landlord sufficient to offset the lease termination fee and provides for a period of free rent for the initial 12 months of the lease agreement including operating costs, and an additional 2 months of free rent, excluding operating costs, in each of the second, third and fourth years of the lease agreement. The free rent period and the cash payments from the landlord will reduce rental expenses for the new facility on a ratable basis over the term of the new lease.

      Including the effects of the lease transactions in March 2003, future minimum payments under non-cancelable operating leases and bank lines of credit as of December 31 are as follows (in thousands):

	Borrowing	Non Cancelable
	Under Bank	Operating
	Lines of Credit	Leases	Total

2002	$4,808	$1,497	$6,305
2003	666	1,144	1,810
2004	344	1,382	1,726
2005	—	1,424	1,424
2006	—	1,466	1,466
Thereafter	—	7,082	7,082

	$5,818	$13,995	$19,813

      Contingencies. At December 31, 2002, we are the target of several securities class action complaints and other litigation. See Item 3. — Legal Proceedings. Because of uncertainties related to both the amount and range of loss in these matters, we are unable to make a reasonable estimate of the liability and associated cash flow impact that could result from unfavorable outcomes in these actions. We will assess the potential liability and cash flow impact related to these litigation matters as additional information becomes available. The ultimate resolution of these matters could have a material impact on our cash flows.

Financial Risk Management

      As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-U.S. dollar-denominated revenues and operating expenses in Europe, Australia and Canada. At the present time, the exposure is not significant; therefore, we are not currently engaged in hedging activity. We do not anticipate significant currency gains or losses in the near term.

      We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). These securities are not leveraged and are held for purposes other than trading.

Critical Accounting Policies

      In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include:

•	revenue recognition;

•	estimating the allowance for doubtful accounts;

•	assessment of the probability of the outcome of our current litigation;

•	accounting for income taxes; and

•	valuation of long-lived assets, intangible assets and goodwill.

      Revenue Recognition. Our revenue recognition policy is defined in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

      The majority of our software license transactions are executed with our standard software license agreement. From time to time, customers may request that we amend certain terms of our standard agreement or negotiate a software license contract separate from our standard software license agreement. While these software license contracts are few in number in relation to our standard license agreement, these contracts may be material in relation to our total revenues. Negotiation of contractual terms with customers may be protracted, and any deviation from our standard terms can impact our ability to recognize revenues.

      Several factors have required us to defer recognition of revenue for a significant period of time after entering into a license agreement. These factors include:

•	contractual requirements to deliver either unspecified additional products or specified product upgrades for which we do not have vendor-specific objective evidence of fair value;

•	payment terms due after our normal payment terms;

•	contracts in which collectibility from the customer is not reasonably assured; and

•	contracts involving acceptance clauses.

      Our contracts may contain multiple elements or may require us to develop additional features or functionality for our customers. In cases where vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the residual method prescribed by SOP 98-9. This means that we defer revenue equivalent to the fair value of the undelivered elements until such time as the element is delivered to the customer. Fair values for ongoing support obligations are based on separate sales of support renewals sold to customers or on renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based on the value of stand-alone sales of these services to customers. To the extent that we do not have vendor-specific evidence for undelivered contract elements, revenue is deferred until the undelivered elements are delivered to the customer.

      Our customers may request payment terms beyond our normal terms. We evaluate the payment terms associated with each transaction. If a portion of the fee is due after normal payment terms, which range from 30 days to 180 days from invoice date for legal customers and 30 days to 120 days for all others, we recognize the revenue on the payment due date, assuming collection is reasonably assured.

      We assess collectibility based on a number of factors, including past transaction history, our previous bad debt experience and the overall credit-worthiness of the customer. We use various financial reporting and rating services to review customer financial viability and request, from time to time, financial statements from our customers. We generally do not require collateral from our customers, and our bad debt experience has not been significant in relation to our overall revenues. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      Our license arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs on the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

      Substantially all of our customers purchase support contracts at the time they enter into a license arrangement, and some customers may request that we provide training and consulting services. We recognize revenue for support services ratably over the contract term. Training and consulting services are billed based on hourly rates, and generally recognized as revenue as these services are performed. However, at the time of a transaction, we assess whether any services included in the arrangement require us to perform significant work either to alter the underlying software or to build complex interfaces so that the software performs as requested. If these services are included as part of an arrangement, we recognize the entire fee exclusive of the support services, using the percentage of completion method. We estimate the percentage of completion based on an estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

      We derived a significant portion of our revenues from resellers of our products under our standard software license agreement. Revenue on shipments to resellers is generally recognized when the resellers sell the product to the end-user customer. We assess the collectibility from resellers based on factors including past transaction history, previous bad debt experience and the overall financial condition and credit worthiness of the reseller. If collection from the reseller is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      Allowance for Doubtful Accounts. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. Management specifically analyzes its accounts receivable and historical bad debt pattern, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2002 and 2001, our allowance for doubtful accounts balance, which related primarily to specific accounts where we believe collection is not probable and to a lesser extent our historical experience applied to accounts receivable not specifically reserved, was $322,000 and $277,000, respectively. These amounts represent 4% and 3% of total accounts receivable at December 31, 2002 and 2001.

      Allowance for Sales Returns. From time to time, a customer may return to us some or all of the software purchased. While our software and reseller agreements generally do not provide for a specific right of return, we may accept product returns in certain circumstances. To date, sales returns have been infrequent and not significant in relation to our total revenues. We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. In determining the amount of the allowance required, management specifically analyzes its revenue transactions, customer software installation patterns, historical return pattern, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales return account. During 2002 and 2001, sales returns as a percentage of license revenues were approximately 2% and 2%, respectively, and generally related to revenues recognized in the prior 90 to 180 days. Our historical estimates of product returns have approximated actual returns. If our sales returns experience were to increase by an additional 1% of license revenues, our allowance for sales returns at December 31, 2002 would increase by approximately $100,000. At December 31, 2002 and 2001, our allowance for sales return account was $191,000 and $142,000, respectively.

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

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At December 31, 2002, we have recorded a full valuation allowance of $12.2 million against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

      Valuation of Long-lived Assets, Intangible Assets and Goodwill. We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Factors we consider important that could trigger impairment include, but are not limited to, the following:

•	significant underperformance relative to historical or projected future operating results;

•	changes in the use of the assets or the strategy for our overall business;

•	negative industry or general economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      When one or more of the above indicators of impairment occurs we estimate the value of property and equipment, long-lived assets and intangible assets to determine whether there is impairment. We measure any impairment based on a projected discounted cash flow method, which requires us to make several estimates including the estimated cash flows associated with the asset, the period over which these cash flows will be generated and a discount rate commensurate with the risk inherent in our business model. These estimates are subjective. If we made different estimates, it could materially impact the estimated fair value of these assets and the conclusions we reached regarding any impairment. To date, we have not identified any triggering events that would require us to perform this analysis.

      We are required to perform an impairment review of goodwill on at least an annual basis. This impairment review involves a two-step process as follows:

•	Step 1 — We compare the fair value of our reporting units to their carrying value, including goodwill. For each reporting unit for which the carrying value, including goodwill, exceeds the unit’s fair value, we move on to Step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — We perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

      We have determined that we have one reporting unit. We performed Step 1 of the goodwill impairment analysis required by SFAS No. 142 as of January 1, 2002. We compared the carrying value of total stockholders’ equity to our market capitalization and concluded that goodwill was not impaired, as our market capitalization exceeded total stockholders’ equity, including goodwill. Accordingly, Step 2 was not performed. We also performed our annual analysis of goodwill on October 1, 2002 and concluded that goodwill was not impaired as our market capitalization exceeded our total stockholders’ equity. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Also, see Note 2 and Note 4 of Notes to Consolidated Financial Statements.

Factors That May Impact Future Operating Results

              We have incurred losses throughout our operating history and may not be able to achieve profitability.

      We have incurred operating losses on a quarterly and annual basis throughout our history. As of December 31, 2002, we had an accumulated deficit of $45.5 million. We must increase our revenues to achieve profitable operations and positive cash flow. If our revenues do not grow, we will not be profitable. In fact, our revenues may decline over corresponding periods resulting in greater operating losses and significant negative cash flows.

              Our future success depends on our ability to continue to sell to law firms and other professional service firms.

      We derived 71%, 79% and 77% of our license revenues for the year ended December 31, 2002, 2001 and 2000, respectively, from sales to law firms and professional service firms. In order for us to sustain and grow our business, we must continue to successfully sell our software products and services into this vertical market. Failure to successfully sell to law firms and professional service firms will have a significant and adverse affect on our consolidated financial condition and results of operation.

              If we do not expand sales of our products to customers other than professional service firms, we may not be able to grow our revenues and our operating results will suffer.

      Our future success is dependent on our ability to sell software licenses and services to customers outside of professional service firms, particularly large multi-national corporations in financial services, manufacturing and government. To sell to multi-national corporations, we must devote time and resources to hire and train sales employees to work in industries other than legal and professional service firms. Even if we are successful in hiring and training sales teams, customers in other industries may not perceive the value in or require our collaborative content management software applications.

              Our product has a long and unpredictable sales cycle, which makes it difficult to forecast our future results and may cause our operating results to vary significantly.

      The period between initial contact with a prospective customer and the licensing of our application suite varies and can range from three to more than twelve months. Additionally, our sales cycle is long and complex as customers consider a number of factors before committing to purchase our application suite. Factors considered by customers when evaluating our application suite include product benefits, cost and time of implementation, return on investment, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend significant time and resources informing prospective customers about our software products, which may not result in a completed transaction and may negatively impact our operating margins. Even if iManage WorkSite has been chosen by the customer, completion of the sales transaction is subject to a number of factors, which make our quarterly revenues difficult to forecast. These factors include but are not limited to:

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

      Specifically, throughout 2002, we continued to experience lengthening sales cycles due to increased organizational reviews by sales prospects of software purchases, regardless of transaction size. A continued lengthening in sales cycles and our inability to predict these trends could result in future revenue shortfalls from expectations, which would have a material impact on our operating results and, correspondingly, our stock price.

              Declining economic conditions and significant world events, such as the events of September 11, 2001, and the threat of war have affected and could continue to negatively impact our revenues and profits.

      Our revenue growth and profitability depend on the overall demand for collaborative content management software platforms and applications. The recession in the United States and declining economic conditions worldwide have, and may continue to, resulted in cutbacks by our customers in the purchase of our software products and services, longer sales cycles and lower average selling prices and postponed or canceled orders. Specifically, we experienced a shortfall in our anticipated revenues for the quarter ended June 30, 2002, which we believe was in part due to slowing information technology spending in reaction to declining economic conditions. To the extent that the current economic downturn continues or increases in severity, we believe demand for our products and services, and therefore future revenues, could be further impacted.

      Our financial results could also be significantly impacted by world events. Specifically, our revenues for the third quarter ended September 30, 2001 were negatively impacted by delays in customer orders and longer sales cycles resulting from terrorist attacks on the World Trade Center buildings and the Pentagon. Our revenues and financial results could be negatively impacted to the extent similar events occur or are anticipated to occur, such as the war in the Middle East.

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

      In addition, a significant portion of our revenues is derived from annual support contracts purchased by our existing customers. If our customers do not renew their support contracts or our current renewal rate experience declines, our revenues will decline and negatively affect our operating results.

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

      Because our solution is mission-critical to many of our customers, the process of contractual negotiation may be protracted. The additional time needed to negotiate mutually acceptable terms that culminate in an agreement to license our products could extend the sales cycle.

      Several factors may also require us to defer recognition of license revenue for a significant period of time after entering into a license agreement, including instances in which we are required to deliver either unspecified additional products or specified product upgrades for which we do not have vendor-specific objective evidence of fair value. While we have a standard software license agreement that provides for revenue recognition provided that delivery has taken place, collectibility from the customer is reasonably assured and assuming no significant future obligations or customer acceptance rights exist, customer negotiations and revisions to these terms could impact our ability to recognize revenue at the time of delivery.

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

Competition from providers of software enabling content and collaboration management among businesses is increasing, which could cause us to reduce our prices and result in reduced gross margins or loss of market share.

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

•	companies addressing segments of our market including Documentum, Inc., FileNet Corporation, Hummingbird Ltd., Intraspect Software, Inc., Microsoft Corporation, Open Text Corporation; Stellent, Inc. and NetDocuments, Inc.;

•	Web content management companies such as Vignette Corporation;

•	enterprise Web portal companies such as Plumtree;

•	intranet and groupware companies such as IBM, Microsoft Corporation, and Novell, Inc.; and

•	in-house development efforts by our customers and partners.

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

      We have established sales offices in international locations. For the year ended December 31, 2002, revenues from these international operations constituted approximately 20% of our total revenues. We anticipate devoting significant resources and management attention to expanding international opportunities, which subjects us to a number of risks including:

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

      We derived 50%, 43% and 54% of our license bookings from resellers of our application suite for the year ended December 31, 2002, 2001 and 2000. Therefore, our future success depends on our ability to attract, retain, motivate and train resellers of our products. Similarly, the financial failure of any of our resellers could result in lower revenues and the write-off of amounts due from the failed reseller.

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

      Consulting and system integrators assist our customers with the installation and deployment of our application suite, in addition to competitive products, and perform integration of computer systems and software. If we are unable to develop and maintain relationships with system integrators, we would be required to hire additional personnel to install and maintain our application suite, which would result in higher expense levels and delays in our ability to recognize revenue.

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

      Our strategy is to target large organizations that require our collaborative content management software solution because of the significant amounts of information and content that they generate and use. For this strategy to succeed, our software products must be highly scalable and accommodate tens of thousands of concurrent users. If our products cannot scale to accommodate a large number of concurrent users, our target markets will not accept our products and our business and operating results will suffer.

      While we have tested the scalability of our products in simulations, we have not observed the performance of our products in the context of a large-scale customer implementation. If our customers cannot successfully implement large-scale deployments, or if they determine that our products cannot accommodate large-scale deployments, our customers will not license our solutions, and this will materially adversely affect our financial condition and operating results.

If our product does not operate with a wide variety of hardware, software and operating systems used by our customers, our revenues would be harmed.

      We currently serve a customer base that uses a wide variety of constantly changing hardware, software applications and operating systems. For example, we have designed our products to work with databases and servers developed by Microsoft Corporation, Sun Microsystems, Inc., Oracle Corporation and IBM and software applications including Microsoft Office, WordPerfect, Lotus Notes and Novell GroupWise. We must continually modify and enhance our software products to keep pace with changes in computer hardware and software and database technology as well as emerging technical standards in the software industry. We further believe that our application suite will gain broad market acceptance only if it can support a wide variety of hardware, software applications and systems. If our product is unable to support a variety of these products, our revenues would be harmed. Additionally, customers could delay purchases of our application suite until they determine how our products will operate with these updated platforms or applications.

      Currently, our iManage WorkSite suite of products supports Windows, Solaris and Linux operating environments. If other platforms become more widely used, we could be required to convert our server application products to those platforms. We may not succeed in these efforts, and even if we do, potential customers may not choose to license our product.

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

      The market for our products is characterized by rapidly changing technology, evolving industry standards and product introductions and changes in customer demands. Our future success will depend to a substantial degree on our ability to offer products and services that incorporate leading technology and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that (i) our technology or systems may become obsolete upon the introduction of alternative technologies, such as products that better manage various types of content and enable collaboration; and (ii) we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies or service offerings.

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

      There have recently been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be potential new accounting pronouncements or regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. In addition, insurance companies significantly increased insurance rates as a result of high claims over the past year, and our rates for our various insurance policies increased substantially. Further, proposed initiatives may result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our operating results.

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

      The Company is aware that similar allegations have been made in lawsuits challenging over 300 other public offerings conducted in 1999, 2000 and 2001. All of these cases have been consolidated for pretrial purposes before Judge Shira A. Scheindlin of the Southern District of New York. On July 15, 2002, the Company and its related individual defendants (as well as the other issuers named as defendants) filed a motion to dismiss. Subsequently, the individual defendants stipulated with plaintiffs to dismissal from the case without prejudice, subject to a tolling agreement. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases, including the case involving the Company. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against the Company and 184 other issuer defendants on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings.

      The Company and certain executive officers are defendants in a complaint filed by a former employee alleging ownership of 18,000 shares of the Company’s common stock that were never issued. The complaint alleges, among other claims, breach of contract, and the plaintiff is seeking damages of approximately $700,000 plus punitive damages of $10 million. While the Company believes that the claims are without merit and intends to vigorously defend the matter, there can be no assurances that this matter will be resolved without costly litigation or in a manner that is not adverse to the Company’s financial position, results of operation or cash flows.

      While we believe that the allegations against our officers/ directors and us are without merit, and intend to contest them vigorously, there can be no assurance that this matter will be resolved without costly litigation or in a manner that is not adverse to our consolidated financial position, results of operations or cash flows.

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

We may be unable to retain our key personnel and attract additional qualified personnel to operate and expand our business.

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

      Our historical growth has placed, and is likely to continue to place, a significant strain on our limited resources. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among our executive, research and development, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could seriously harm our business and operating results.

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

Intangible assets risk.

      We have $3.4 million in goodwill, $104,000 of intangible assets and $1.7 million of prepaid license royalties. At December 31, 2002, we believe our goodwill, intangible assets and prepaid license royalties are recoverable. However, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate the recoverability of these assets. We must continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets. Any adverse change in our recoverability assumptions could result in the writing down of our intangible assets, which could materially impact our consolidated results of operation and financial position.

There may be sales of a substantial amount of our common stock in the near future that could cause our stock price to fall.

      Some of our current stockholders hold a substantial number of shares, which they are able to sell in the public market, subject to restrictions under the securities laws and regulations. Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. Moreover, three of our executive officers have established systematic plans under which they will sell a pre-determined number of shares per quarter, provided that a certain minimum price is obtained. These plans may be perceived poorly in the market, and together with the increased number of shares being made available on the market, these plans may have an adverse effect on our share price. Executive officers and board members may also sell stock outside of the systematic plan at their election. In addition, a fall in our stock price could impair our ability to raise capital through the sale of additional stock.

Recent Accounting Pronouncements

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. SFAS No. 144 excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 is effective for our year beginning January 1, 2003. The adoption of SFAS No. 144 is not expected to have a material impact on our consolidated financial statements.

      In May 2001, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of the rescission of SFAS No. 4 and SFAS No. 64, the criteria in APB No. 30, Reporting the Results of Operations, will be used to classify gains and losses from debt extinguishment. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for our year beginning January 1, 2003 with the exception of the lease provisions of the statement that are effective for leases entered into after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on our consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) which previously governed the accounting treatment for restructuring activities. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. Those costs include, but are not limited to, the following:

(i) termination benefits provided to current employees who are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract;

(ii) costs to terminate a contract that is not a capital lease; and

(iii) costs to consolidate facilities or relocate employees.

      SFAS No. 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS No. 143. SFAS No. 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002. Early adoption is permitted. The adoption of SFAS No. 146 is not expected to have a material impact on our consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No.123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and interim disclosure requirements of SFAS No. 148 are effective for fiscal years ended and interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for our financial report for the quarter ended March 31, 2003. As the adoption of this standard involves disclosures only, we do not expect a material impact on our consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees and indemnifications, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee or indemnification, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee or indemnification and must disclose that information in its interim and annual financial statements. Certain disclosure provisions are effective for our year ended December 31, 2002. The initial recognition and measurement provisions of FIN No. 45 apply on a prospective basis to guarantees and indemnifications issued or modified after December 31, 2002. We have adopted the required disclosure provisions of FIN No. 45 as of December 31, 2002 and are currently assessing the impact of the remaining requirements on our consolidated financial statements.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. In addition, FIN No. 46 requires that we make disclosures in our consolidated financial statements for the year ended December 31, 2002 when we believe it is reasonably possible that we will consolidate or disclose information about variable interest entities after FIN No. 46 becomes effective. At this time, we do not believe it is reasonably possible that we will consolidate or disclose information about variable interest entities. However, we continue to assess the impact of FIN No. 46 on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Our investment portfolio consisted of fixed income securities of $36.8 million as of December 31, 2002 and $39.8 million as of December 31, 2001. These investment securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2002 and December 31, 2001, the decline in the fair value of the portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows. A summary of our portfolio investments is included in Note 5 — Investments to the consolidated financial statements.

      Quantitative and qualitative disclosure about market risk is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Information (Unaudited)

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002

	(In thousands, except per share amounts)
Total revenues	$10,338	$9,591	$9,620	$11,777
Gross profit	8,225	7,466	7,410	9,828
Total operating expenses	9,590	10,202	10,371	10,364
Loss from operations	(1,365)	(2,736)	(2,961)	(536)
Net loss	(1,222)	(2,479)	(2,656)	(307)
Basic and diluted net loss per common share	(0.05)	(0.10)	(0.11)	(0.01)
Shares used in computing basic and diluted net loss per common share	24,110	24,161	23,961	23,706

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2001	2001	2001	2001

	(In thousands, except per share amounts)
Total revenues	$11,265	$9,113	$9,822	$8,662
Gross profit	9,438	7,271	7,984	7,036
Total operating expenses	12,365	14,637	13,574	12,463
Loss from operations	(2,927)	(7,366)	(5,590)	(5,427)
Net loss	(2,614)	(6,950)	(5,178)	(5,008)
Basic and diluted net loss per common share	(0.11)	(0.30)	(0.22)	(0.22)
Shares used in computing basic and diluted net loss per common share	23,538	23,412	23,263	23,071

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

      The consolidated financial statements required by this item are submitted as a separate section of this Annual Report on Form 10-K. See Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      Certain information required by Part III is omitted from this Annual Report on Form 10-K since we will file a definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 12, 2003, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the year covered by this Annual Report, and certain information included in the definitive Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated by reference to the section entitled “Executive Compensation and Other Matters” in our definitive Proxy Statement.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the section entitled “Proposal Number One — Election of Directors” and “Executive Compensation and Other Matters” in our definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our definitive Proxy Statement.

Item 14.	Controls and Procedures

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report:

           1.     Consolidated Financial Statements:

Independent Accountants’ Report

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

	Balance at	Additions		Balance
	Beginning	Charged to		at End
Description	of Period	Expenses	Write-offs	of Period

	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2002	$277	$155	$110	$322
Year ended December 31, 2001	$248	$91	$62	$277
Year ended December 31, 2000	$135	$164	$51	$248
Allowance for sales returns:
Year ended December 31, 2002	$142	$368	$319	$191
Year ended December 31, 2001	$134	$483	$475	$142
Year ended December 31, 2000	$77	$100	$43	$134
Deferred tax valuation allowance:
Year ended December 31, 2002	$8,536	$3,667	$—	$12,203
Year ended December 31, 2001	$3,403	$5,133	$—	$8,536
Year ended December 31, 2000	$2,237	$1,166	$—	$3,403

3.	Exhibits

See Index to Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter ended December 31, 2002.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders

of iManage, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 36 present fairly, in all material respects, the financial position of iManage, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 36 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed, in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 16, 2003 except for Note 17, which is as of March 19, 2003

iMANAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$29,920	$16,780
Short-term investments	8,236	16,827
Accounts receivable, net of allowance for doubtful accounts of $322 and $277 in 2002 and 2001, respectively	8,386	9,577
Prepaid expenses and other current assets	2,703	2,279

Total current assets	49,245	45,463
Long-term investments	—	7,166
Property and equipment, net	2,319	2,423
Goodwill and other intangible assets, net	3,495	4,240
Other assets	2,610	1,566

Total assets	$57,669	$60,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit, current portion	$4,808	$4,288
Accounts payable	2,535	2,421
Accrued liabilities	5,352	5,043
Deferred revenues	12,276	10,731

Total current liabilities	24,971	22,483
Bank lines of credit, less current portion	1,010	1,412

Total liabilities	25,981	23,895

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized at December 31, 2002 and 2001; 24,090 shares and 23,607 shares issued and outstanding at December 31, 2002 and 2001, respectively	24	24
Additional paid-in capital	77,773	76,619
Deferred stock-based compensation	(306)	(555)
Notes receivable for common stock	(330)	(430)
Accumulated comprehensive income	22	136
Accumulated deficit	(45,495)	(38,831)

Total stockholders’ equity	31,688	36,963

Total liabilities and stockholders’ equity	$57,669	$60,858

See accompanying notes to consolidated financial statements.

iMANAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000

Revenues:
License	$20,349	$24,545	$20,213
Support and service	20,977	14,317	9,795

Total revenues	41,326	38,862	30,008

Cost of revenues:
License	1,389	1,376	1,165
Support and service	7,008	5,757	4,841

Total cost of revenues	8,397	7,133	6,006

Gross profit	32,929	31,729	24,002
Operating expenses:
Sales and marketing	26,580	28,574	17,845
Research and development	8,776	10,374	9,094
General and administrative	4,378	4,448	4,222
Amortization of intangible assets	793	8,449	4,452
Restructuring charge	—	1,194	—

Total operating expenses	40,527	53,039	35,613

Loss from operations	(7,598)	(21,310)	(11,611)
Interest income and other, net	1,024	1,680	2,619

Loss before provision for income taxes	(6,574)	(19,630)	(8,922)
Provision for income taxes	90	120	122

Net loss	$(6,664)	$(19,750)	$(9,114)

Basic and diluted net loss per common share	$(0.28)	$(0.85)	$(0.41)

Shares used in computing basic and diluted net loss per common share	23,988	23,288	22,130

See accompanying notes to consolidated financial statements

iMANAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Three Years Ended December 31, 2002
(In thousands)

	Common Stock		Additional	Deferred		Accumulated	Total
			Paid-in	Stock-based	Notes	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Receivable	Income	Deficit	Equity

Balances, December 31, 1999	21,916	$22	$63,863	$(4,046)	$(1,002)	$(42)	$(9,967)	$48,828
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(9,114)	(9,114)
Other comprehensive income	—	—	—	—	—	70	—	70

Comprehensive loss	—	—	—	—	—	—	—	(9,044)
Exercise of common stock options	322	—	149	—	11	—	—	160
Stock issued for acquisition, net of expenses	1,007	1	10,820	—	—	—	—	10,821
Additional expenses of initial public offering	—	—	(93)	—	—	—	—	(93)
Repurchase of common stock	(149)	—	(134)	—	—	—	—	(134)
Stock issued under employee stock purchase plan	69	—	564	—	—	—	—	564
Deferred stock-based compensation	—	—	982	(982)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	(777)	2,911	—	—	—	2,134
Cancellation of options upon termination	—	—	(832)	832	—	—	—	—
Repayment of notes receivable	—	—	—	—	501	—	—	501

Balances, December 31, 2000	23,165	23	74,542	(1,285)	(490)	28	(19,081)	53,737
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(19,750)	(19,750)
Other comprehensive income	—	—	—	—	—	108	—	108

Comprehensive loss	—	—	—	—	—	—	—	(19,642)
Exercise of common stock options	296	1	363	—	—	—	—	364
Stock issued for acquisition, net of expenses	67	—	255	—	—	—	—	255
Repurchase of common stock	(78)	—	(33)	—	—	—	—	(33)
Stock issued under employee stock purchase plan	157	—	686	—	—	—	—	686
Deferred stock-based compensation	—	—	1,000	(1,000)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	(249)	1,541	—	—	—	1,292
Stock options issued in exchange for services	—	—	157	—	—	—	—	157
Deferred compensation related to restructuring	—	—	—	87	—	—	—	87
Cancellation of options upon termination	—	—	(102)	102	—	—	—	—
Repayment of notes receivable	—	—	—	—	60	—	—	60

Balances, December 31, 2001	23,607	24	76,619	(555)	(430)	136	(38,831)	36,963
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(6,664)	(6,664)
Other comprehensive loss	—	—	—	—	—	(114)	—	(114)

Comprehensive loss	—	—	—	—	—	—	—	(6,778)
Exercise of common stock options	457	—	794	—	—	—	—	794
Stock issued in exchange for services	38	—	151	—	—	—	—	151
Repurchase of common stock	(245)	—	(641)	—	—	—	—	(641)
Stock issued under employee stock purchase plan	233	—	657	—	—	—	—	657
Deferred stock-based compensation	—	—	413	(413)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	(170)	612	—	—	—	442
Cancellation of options upon termination	—	—	(50)	50	—	—	—	—
Repayment of notes receivable	—	—	—	—	100	—	—	100

Balances, December 31, 2002	24,090	$24	$77,773	$(306)	$(330)	$22	$(45,495)	$31,688

See accompanying notes to consolidated financial statements

iMANAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(6,664)	$(19,750)	$(9,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,797	10,550	6,292
Amortization of deferred stock-based compensation	442	1,292	2,134
Provisions for doubtful accounts and sales returns	523	574	264
Restructuring charge	—	1,194	—
Stock issued for services	151	157	—
Changes in operating assets and liabilities:
Accounts receivable	730	469	(5,269)
Prepaid expenses and other assets	(1,468)	849	(3,005)
Accounts payable and accrued liabilities	423	2,319	255
Deferred revenues	1,545	1,829	(166)

Net cash used in operating activities	(1,521)	(517)	(8,609)

Cash flows from investing activities:
Purchases of property and equipment	(1,948)	(988)	(3,251)
Purchases of investments	(3,155)	(24,820)	(30,022)
Maturities and sales of investments	18,736	18,700	18,667
Acquisition of business, net of cash acquired	—	—	(6,140)

Net cash provided by (used in) investing activities	13,633	(7,108)	(20,746)

Cash flows from financing activities:
Proceeds from bank lines of credit	14,482	12,274	4,872
Payment of bank lines of credit	(14,364)	(13,002)	(444)
Payment of notes receivable for common stock	100	60	501
Net proceeds from issuance of common stock	1,451	1,050	724
Repurchases of common stock	(641)	(33)	(134)
Other	—	—	(93)

Net cash provided by financing activities	1,028	349	5,426

Net increase (decrease) in cash and cash equivalents	13,140	(7,276)	(23,929)
Cash and cash equivalents at beginning of period	16,780	24,056	47,985

Cash and cash equivalents at end of period	$29,920	$16,780	$24,056

Supplemental disclosures of non-cash investing and financing activities:
Deferred stock-based compensation	$413	$1,000	$982

Issuance of common stock for services and acquisition	$151	$255	$10,821

See accompanying notes to consolidated financial statements

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

      iManage, Inc. (the “Company”) provides collaborative content management software that enables businesses to manage and collaborate efficiently on critical business content across the extended enterprise. The Company’s product suite, iManage WorkSite, delivers document management, collaboration, workflow and knowledge management in a single integrated Internet solution. The Company believes that iManage WorkSite improves communication and process efficiency, providing faster response times and a rapid return on investment for its customers.

2.     Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

      Revenues consist primarily of license, support and service revenues from customers, which were primarily attributable to the iManage WorkSite suite of software applications. In addition, the Company receives fees from its customers for providing deployment, integration services and training.

      The Company applies the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP-98-9, Modification of SOP-97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the licensing of its software.

      The Company recognizes license revenues when persuasive evidence of an arrangement exists, the software has been delivered, the fee is considered fixed or determinable and collectibility is reasonably assured, assuming no significant future obligations or customer acceptance rights exist. Revenues from subscription license agreements, which include software, rights to future products and maintenance, are recognized ratably over the term of the subscription period. Revenue on shipments to resellers is generally recognized when the resellers sell the product to the end-user customer. For all sales, the Company uses either a binding purchase order or signed license agreement as persuasive evidence of an arrangement.

      At the time of the transaction, the Company assesses whether the fee associated with each transaction is fixed and determinable and collection is reasonably assured. The Company evaluates the payment terms associated with each transaction. If a portion of the fee is due after normal payment terms, which range from 30 days to 180 days from invoice date for legal customers and 30 days to 120 days for all others, the Company recognize the revenue on the payment due date, assuming collection is reasonably assured. The Company assesses collectibility based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. The Company generally does not require collateral from its customers. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      When contracts contain multiple elements wherein vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the residual

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method prescribed by SOP 98-9. This means that the Company defers revenue equivalent to the fair value of the undelivered elements until such time as the element is delivered to the customer. Fair values for the ongoing support obligations are based upon separate sales of support renewals sold to customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based on the value of stand-alone sales of these services to customers.

      License arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

      The Company recognizes revenue for support services ratably over the contract term. Training and consulting services are billed based on hourly rates and generally recognized as revenue as these services are performed. However, at the time of a transaction, the Company assesses whether any services included in the arrangement require the performance of significant work either to alter the underlying software or to build complex interfaces so that the software performs as requested. If these services are included as part of an arrangement, the Company recognizes the entire arrangement fee excluding amounts allocated to support services, using the percentage of completion method. The Company estimates the percentage of completion based on an estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

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

      The Company’s investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes and U.S. government agency securities. Those investments with maturities greater than three months at the balance sheet date and less than twelve months are considered short-term investments and those with maturities greater than twelve months at the balance sheet date are considered long-term investments. Realized gains and losses are calculated using the specific identification method. The Company incurred $36,000 of realized gains and no realized losses in 2002 and there were no realized gains and losses in 2001 and 2000. In 2002, 2001 and 2000, unrealized gains (losses) totaled $(176,000), $143,000 and $125,000, respectively. Unrealized gains and losses are included as a separate component of accumulated comprehensive income and stockholders’ equity.

Risks and Concentrations

      Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, long-term investments and bank lines of credit. The Company maintains substantially all of its cash and cash equivalents and short- and long-term investments with two financial institutions domiciled in the United States. The Company performs ongoing evaluations of its customers’ financial condition and generally requires no collateral from its customers on accounts receivable.

      For 2002, 2001 and 2000, the Company derived 71%, 79% and 77% of its license revenues, respectively, from law firms and professional service firms. Also, the Company derived 50%, 43% and 54% of its license revenues from resellers of its application suite for 2002, 2001 and 2000.

      The Company relies on software licensed from third parties, including software that is integrated with internally developed software and used to perform key functions. These software license agreements expire on

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various dates from March 2005 to January 2007 and are renewable with written consent of the parties. Either party may terminate the agreement for cause before the expiration date with written notice. If the Company cannot renew these licenses, shipments of its products could be delayed until equivalent software could be developed or licensed and integrated into its products. These types of delays could seriously harm the Company’s business. In addition, the Company would be seriously harmed if the providers from whom the Company licenses its software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to us on commercially reasonable terms or at all. Each of these license agreements may be renewed only with the other party’s written consent.

      The Company has incurred operating losses on a quarterly and annual basis throughout its history. For the years ended December 31, 2002, 2001 and 2000, the Company’s net losses were $6.7 million, $19.8 million and $9.1 million and the Company has $38.2 million in cash, cash equivalents and short-term marketable securities as of December 31, 2002. The Company currently anticipates that its cash and investments, together with its existing lines of credit will be sufficient to meet anticipated needs for working capital and capital expenditures through December 31, 2003. However, the Company may be required, or could elect, to seek additional funding at any time. There can be no assurances that additional equity or debt financing, if required, will be available on acceptable terms, if at all.

Property and Equipment

      Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to five years. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful lives of the assets or the lease term, generally three to five years. Upon the sale or retirement of an asset, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations.

      Repair and maintenance expenditures, which are not considered improvements and do not extend the useful life of an asset, are expensed as incurred.

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets

      The Company assesses the impairment of identifiable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the use of the assets or the strategy for the overall business, negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period and its market capitalization relative to net book value. The Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s business model.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which is effective for years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As of January 1, 2002, the Company adopted SFAS No. 142 and has ceased to amortize $3.4 million of goodwill. In lieu of amortization, the Company is required

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to perform an impairment review of its goodwill balance on at least an annual basis and upon the initial adoption of SFAS No. 142. This impairment review involves a two-step process as follows:

•	Step 1 — The Company compares the fair value of its reporting units to the carrying value, including goodwill. For each reporting unit for which the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to Step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

      The Company has determined that it has one reporting unit and performed Step 1 of the goodwill impairment analysis required by SFAS No. 142 as of January 1, 2002. The Company compared the carrying value of total stockholders’ equity to the Company’s market capitalization and concluded that goodwill was not impaired, as its market capitalization exceeded total stockholders’ equity, including goodwill. Accordingly, Step 2 was not performed. The Company also performed its annual analysis of goodwill on October 1, 2002 and concluded its goodwill was not impaired as the Company’s market capitalization exceeded its total stockholders’ equity. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. Also, see Note 4 — Goodwill and Intangible Assets.

      The Company has $3.4 million in goodwill, $104,000 of intangible assets and $1.7 million of prepaid license royalties. At December 31, 2002, the Company believes its goodwill, intangible assets and prepaid license royalties are recoverable. However, changes in the economy, the business in which the Company operates and its relative performance could change the assumptions used to evaluate the recoverability of these assets. The Company must continue to monitor those assumptions and their effect on the estimated recoverability of its intangible assets. Any adverse change in the Company’s recoverability assumptions could result in the writing down of its intangible assets, which could materially impact its consolidated results of operation and financial position.

Advertising

      The Company expenses advertising costs as incurred. Advertising costs expensed for 2002, 2001 and 2000 were $1.8 million, $2.1 million and $1.9 million, respectively.

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

Income Taxes

      The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts to be recovered.

Stock-based Compensation

      The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and has elected to adopt the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The resulting stock-based compensation is amortized over the estimated term of the stock option, generally four years, using an accelerated approach. This accelerated approach is consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. Stock-based compensation to non-employees is based on the fair value of the option estimated using the Black-Scholes model on the date of the grant and revalued until vested. Compensation expense resulting from non-employee options is amortized to expense using an accelerated approach.

Business Segment and Major Customer Information

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

      The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented for purposes of making operating decisions and assessing financial performance. The financial information is identical to the information presented in the accompanying consolidated statements of operations; the Company had no significant foreign operations through December 31, 2000. For the years ended December 31, 2002 and 2001, revenues derived from customers outside the United States represented 20% and 9% of total revenues, respectively, and consisted primarily of customers in the United Kingdom. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.

      At December 31, 2002, no customer accounted for more than 10% of the accounts receivable balance while one customer accounted for 16% of the accounts receivable balance at December 31, 2001. No customer accounted for more than 10% of the total revenues in 2002, 2001 and 2000.

Foreign Currency

      The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date and all revenue and expense items are translated using weighted-average exchange rates prevailing during the year. The resultant gains or losses from translation are charged or credited to accumulated comprehensive income (loss). Foreign currency transaction gains and losses, which have not been material to date, are included in the consolidated statement of operations.

      At December 31, 2002, the Company did not hold any foreign currency derivative instruments.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income and Loss

      Other comprehensive income and loss refers to revenues, expenses, gains and losses that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from net loss.

      The comprehensive income (loss) comprises the following items (in thousands):

	Years Ended December 31,

	2002	2001	2000

Net loss	$(6,664)	$(19,750)	$(9,114)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(176)	143	125
Translation adjustment	62	(35)	(55)

	(114)	108	70

Comprehensive loss	$(6,778)	$(19,642)	$(9,044)

      Accumulated other comprehensive income (loss)»comprises the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Unrealized gain (loss) on available-for-sale investments	$50	$226	$83
Cumulative translation adjustment	(28)	(90)	(55)

	$22	$136	$28

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

      The following table reconciles net loss to basic and diluted net loss per common share (in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Net loss	$(6,664)	$(19,750)	$(9,114)
Shares used in computing basic and diluted net loss per common share	23,988	23,288	22,130

Basic and diluted net loss per common share	$(0.28)	$(0.85)	$(0.41)

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Years Ended December 31,

	2002	2001	2000

Anti-dilutive securities:
Options to purchase common stock	5,875	5,297	3,479
Common stock subject to repurchase	1	20	262

	5,876	5,317	3,741

Recent Accounting Pronouncements

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. SFAS No. 144 excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 is effective for the Company’s year beginning January 1, 2003 with the exception of the lease provisions of SFAS No. 144, which are effective for leases entered into after May 15, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s consolidated financial statements.

      In May 2001, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of the rescission of SFAS No. 4 and SFAS No. 64, the criteria in APB No. 30, Reporting the Results of Operations, will be used to classify gains and losses from debt extinguishment. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for the Company’s year beginning January 1, 2003. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) which previously governed the accounting treatment for restructuring activities. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. Those costs include, but are not limited to, the following:

(i) termination benefits provided to current employees who are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract;

(ii) costs to terminate a contract that is not a capital lease; and

(iii) costs to consolidate facilities or relocate employees.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS No. 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS No. 143. SFAS No. 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002. Early adoption is permitted. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and interim disclosure requirements of SFAS No. 148 are effective for years ended after and interim periods beginning after December 15, 2002. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of its stock at the date of the grant over the amount an employee must pay to acquire the Company’s stock. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial report for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003. As the adoption of this standard involves disclosures only, the Company does not expect a material impact on its consolidated financial statements.

      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees and indemnifications, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee or indemnification, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee or indemnification and must disclose that information in its interim and annual financial statements. Certain disclosure provisions are effective for the Company’s year ended December 31, 2002. The initial recognition and measurement provisions of FIN No. 45 apply on a prospective basis to guarantees and indemnifications issued or modified after December 31, 2002. The Company has adopted the required disclosure provision of FIN No. 45 as of December 31, 2002 and the Company is currently assessing the impact of the remaining requirements on its consolidated financial statements.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. In addition, FIN No. 46 requires that the Company make disclosures in its consolidated financial statements for the year ended December 31, 2002 when the Company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN No. 46 becomes effective. At this time, the Company does not believe it is reasonably possible that the Company will consolidate or disclose information about variable interest entities. However, the Company will continue to assess the impact of FIN No. 46 on its consolidated financial statements.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Acquisition

      In June 2000, the Company completed the acquisition of ThoughtStar, Inc. (“ThoughtStar”). The Company issued 1,007,000 shares of its common stock with a fair market value on the closing date of $11.0 million and paid cash consideration of $5.2 million for all of the outstanding stock of ThoughtStar, including additional monies loaned prior to the completion of the merger. The Company incurred transaction costs consisting primarily of professional fees of $725,000 and incurred stock issuance costs of $215,000, resulting in a total purchase price of $17.0 million. The acquisition was accounted for as a purchase and, as such, the purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values on the date of acquisition. The results of operations of ThoughtStar have been included with the Company’s results of operations since the acquisition date.

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

$16,961

      In addition to the consideration noted above, the Company granted 89,000 common stock options with an exercise price of $0.01 to former ThoughtStar employees in exchange for 1,648,000 fully vested and exercisable ThoughtStar stock options. On the date of grant, these options had an intrinsic value of $982,000, which was recorded as deferred stock-based compensation, and was being amortized over the option vesting period of 2 years. At December 31, 2001 and 2000, deferred stock-based compensation related to these stock options totaled $249,000 and $646,000. During September 2001, the remaining $87,000 of deferred stock-based compensation was charged to expense in connection with a restructuring of operations.

      Pro forma results of operations for the combined Company for the year ended December 31, 2000 as if the transaction had consummated at the beginning of 2000 are as follows (in thousands, except per share data):

Revenues	$30,008
Cost of revenues	6,006

Gross profit	$24,002

Net loss	$(14,876)

Basic and diluted net loss per common share	$(0.66)

Shares used in computing basic and diluted net loss per common share	22,634

      The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable and does not reflect any benefit from economies that might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations of the combined companies.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Goodwill and Intangible Assets

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142 effective January 1, 2002 and, as a result, ceased to amortize goodwill of $3.4 million. The carrying amount of the goodwill and intangible assets as of December 31, 2002 and 2001 are as follows (in thousands):

	2002			2001

	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased technology	$2,177	$(2,073)	$104	$2,177	$(1,427)	$750
Non-compete agreements	448	(448)	—	400	(301)	99

Total intangible assets	2,625	(2,521)	104	2,577	(1,728)	849
Goodwill	14,714	(11,323)	3,391	14,714	(11,323)	3,391

	$17,339	$(13,844)	$3,495	$17,291	$(13,051)	$4,240

      The aggregate amortization expense of intangible assets, excluding amortization of goodwill, was $793,000, $1,125,000 and $603,000 for 2002, 2001 and 2000, respectively. The estimated amortization expense of acquired intangible assets is expected to be $104,000 for 2003. At September 30, 2003, the intangible assets will be fully amortized.

      The changes in the carrying amount of goodwill for 2002, 2001 and 2000 are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Beginning balance	$3,391	$10,812	$14,661
Amortization during the period	—	(7,421)	(3,849)

Ending balance	$3,391	$3,391	$10,812

      The following table presents net loss and basic and diluted net loss per share as if the goodwill had not been amortized during the periods presented (in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Reported net loss	$(6,664)	$(19,750)	$(9,114)
Goodwill amortization	—	7,421	3,849

Adjusted net loss	$(6,664)	$(12,329)	$(5,265)

Reported basic and diluted net loss per share	$(0.28)	$(0.85)	$(0.41)
Goodwill amortization per basic and diluted share	—	0.32	0.17

Adjusted basic and diluted net loss per share	$(0.28)	$(0.53)	$(0.24)

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Investments

      The following is a summary of the Company’s portfolio investments (in thousands):

	December 31, 2002

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$11,810	$—	$—	$11,810
Government agencies	9,583	3	—	9,586
Corporate obligations	15,404	47	—	15,451

	$36,797	$50	$—	$36,847

Included in:
Cash and cash equivalents				$28,611
Short-term investments				8,236

				$36,847

	December 31, 2001

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$15,786	$—	$—	$15,786
Corporate obligations	23,767	226	—	23,993

	$39,553	$226	$—	$39,779

Included in:
Cash and cash equivalents				$15,786
Short-term investments				16,827
Long-term investments				7,166

				$39,779

      The following is a summary of the Company’s portfolio investments by contractual maturity (in thousands):

	December 31,

	2002	2001

Due in one year or less	$36,847	$32,613
Due after one year through two years	—	7,166

	$36,847	$39,779

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Property and Equipment

      Property and equipment consisted of the following (in thousands):

	December 31,

	2002	2001

Computer software and equipment	$5,892	$4,792
Furniture and office equipment	1,808	1,182
Leasehold improvements	266	44

	7,966	6,018
Less accumulated depreciation and amortization	5,647	3,595

	$2,319	$2,423

      Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. The estimated useful lives of computer software and equipment are three years. The estimated useful lives of furniture and office equipment are three to five years. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Depreciation expense was $2.1 million, $2.0 million and $1.6 million in 2002, 2001 and 2000, respectively.

7.     Other Assets

      Other assets consisted of the following (in thousands):

	December 31,

	2002	2001

Technology licenses	$908	$323
Notes receivable	1,641	1,000
Other	61	243

	$2,610	$1,566

      In 2002 and 2001, the Company entered into technology license agreements including non-cancelable minimum payments. The present value of payments under these agreements is recorded as an asset and amortized over the term of the agreements as technological feasibility was established for the product that included the technology. Each of these license agreements may be renewed only with the other party’s written consent. The notes receivable are comprised of loans made to the Company’s Chief Operating Officer in 2002 and former Chief Financial Officer in 2000. See Note 15 — Related Party Transactions.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Accrued Liabilities

      Accrued liabilities consisted of the following (in thousands):

	December 31,

	2002	2001

Accrued compensation	$3,194	$2,514
Technology licenses	66	63
Professional services	641	598
Sales tax payable	415	580
Income tax payable	84	65
Restructuring charge	—	448
Other	952	775

	$5,352	$5,043

9.     Restructuring Charge

      In September 2001, the Company implemented a plan to consolidate its operations and close a facility in Utah. The restructuring action consisted primarily of the termination of approximately 20 positions in engineering, sales, marketing and administration in the Utah location and exiting the related facility. The functions performed in the Utah facility have been combined with the Company’s Chicago, Illinois operations. As a result of the restructuring, the Company recognized a charge of $1.2 million in the third quarter of 2001. The restructuring charge included $694,000 for employee severance, $150,000 for the write-off of intangible assets related to the acquisition of ThoughtStar, $93,000 for the write-off of certain property and equipment and $257,000 related to facility closing costs. There is no remaining restructuring charge accrued at December 31, 2002.

10.     Borrowings

      As of December 31, 2002, the Company had a line of credit agreement with a bank comprised of a revolving line of credit and an equipment line of credit. The line of credit agreement, which is collateralized by substantially all of the Company’s assets, intangible assets and intellectual property, includes covenant restrictions requiring the Company to maintain certain minimum profitability levels and limits the Company’s ability to declare and pay dividends.

      The revolving line of credit provides for borrowings of up to $4.0 million, which bears interest at the bank’s prime rate plus 0.50%. Borrowings are limited to $4.0 million minus the amount outstanding under the revolving line of credit and outstanding letters of credit; $202,000 was available at December 31, 2002. At December 31, 2002, the Company had outstanding $3.4 million of borrowings against this facility.

      The equipment line of credit, which bears interest at the greater of the prime plus 0.50% or 4.75%, provides for borrowings of up to $6.0 million to finance the purchase of property and equipment. At December 31, 2002 and 2001, amounts outstanding under the equipment line of credit totaled $2.4 million and $2.7 million, respectively. Principal repayment began in March 2000 and will continue through December 2005 in monthly installments of principal and interest. In December 2002, the Company borrowed an additional $1.3 million against this facility. The Company repaid $1.6 million and $1.0 million of principal in 2002 and 2001, respectively, and, at December 31, 2002, $3.6 million was available.

      The interest expense was $136,000, $254,000 and $260,000 in 2002, 2001 and 2000, respectively. Cash paid for interest was $149,000, $243,000 and $260,000 in 2002, 2001 and 2000, respectively.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Principal payments due under these line of credit facilities as of December 31, 2002 are as follows (in thousands):

Years Ending December 31,

2003	$4,808
2004	666
2005	344

$5,818

11.     Commitments and Contingencies

      The Company leases its main office facilities in Foster City, California and Chicago, Illinois and various sales offices in the United States and Europe under non-cancelable operating leases, which expire in September 2008 for the Foster City facility and April 2009 for the Chicago facility. Rent expense for 2002, 2001 and 2000 was $1.8 million, $1.6 million and $1.1 million, respectively.

      Future minimum lease payments under operating leases as of December 31, 2002 were as follows (in thousands):

Years Ending December 31,

2003	$1,497
2004	1,145
2005	1,160
2006	1,198
2007	1,236
Thereafter	1,174

$7,410

      The Company has outstanding standby letters of credit totaling $348,000 from a financial institution, in lieu of security deposits for the lease of its main office facilities. No amounts have been drawn against the letter of credit.

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

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is aware that similar allegations have been made in lawsuits challenging over 300 other public offerings conducted in 1999, 2000 and 2001. All of these cases have been consolidated for pretrial purposes before Judge Shira A. Scheindlin of the Southern District of New York. On July 15, 2002, the Company and its related individual defendants (as well as the other issuers named as defendants) filed a motion to dismiss. Subsequently, the individual defendants stipulated with plaintiffs to dismissal from the case without prejudice, subject to a tolling agreement. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases, including the case involving the Company. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against the Company and 184 other issuer defendants on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings.

      The Company and certain executive officers are defendants in a complaint filed by a former employee alleging ownership of 18,000 shares of the Company’s common stock that were never issued. The complaint alleges, among other claims, breach of contract, and the plaintiff is seeking damages of approximately $700,000 plus punitive damages of $10 million.

      While the Company believe that the allegations against its officers/ directors and the Company are without merit, and intend to contest them vigorously, there can be no assurance that these matters will be resolved without costly litigation or in a manner that is not adverse to its consolidated financial position, results of operations or cash flows. No estimate can be made of the possible loss or range of loss associated with the resolution of these matters.

12.     Stockholders’ Equity

Common Stock

      Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2002.

      On July 17, 2002, the Company’s Board of Directors authorized a common stock repurchase program. Under the program, the Company was authorized to repurchase its common shares on the open market from time to time at the discretion of management. The number of shares repurchased and the timing of purchases were based on several factors, including the trading price of the Company’s common stock and general market conditions. The repurchase program was ceased on December 31, 2002. A total of 232,300 shares were repurchased and retired under the program at an aggregate cost of $581,000.

      During 2002, the Company issued 38,000 shares of common stock at fair market values of $2.00 to $6.05 per share to an employee for services. On the date of issuance, these shares of common stock had a fair market value of $151,000, which was recorded and expensed as employee stock-based compensation.

      The Company preserved the right to repurchase shares from an escrow account based on certain criteria in conjunction with the acquisition of ThoughtStar in 2000. During 2002, the Company reacquired 13,000 shares of common stock at its fair market value of $60,000. The escrow account was settled and dissolved in the first quarter of 2002.

      At December 31, 2002, 2001 and 2000, 1,000, 20,000 and 262,000 shares of common stock were subject to the Company’s right of repurchase at the shares’ original issuance price. Weighted average original issuance price per share of these common shares was $0.60, $0.51 and $0.55 at December 31, 2002, 2001 and 2000 respectively. The Company’s right to repurchase these shares lapses ratably over periods through September 2003.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

      At December 31, 2002, the Company has 2 million authorized shares of preferred stock with a $0.001 par value, of which none were issued and outstanding.

Stock Plans

      At December 31, 2002, the Company had two stock option plans and an Employee Stock Purchase Plan.

Employee Stock Purchase Plan

      In November 1999, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, the maximum aggregate number of shares of common stock that may be issued under the ESPP is 500,000, cumulatively increased on January 1, 2001 and each January 1 thereafter until and including January 1, 2009 by an amount equal to the lesser of (a) two percent (2%) of the issued and outstanding shares of common stock as of the preceding December 31, (b) 500,000 shares or (c) a lesser amount of shares determined by the Board of Directors. During each six-month offering period, employees can choose to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the common stock is 85% of the lesser of the fair value as of the beginning or ending of the offering period. A total of 233,000, 157,000 and 69,000 shares of common stock were issued under the ESPP in 2002, 2001 and 2000, respectively, at an average price of $2.82, $4.35 and $8.18 per share in 2002, 2001 and 2000, respectively. At December 31, 2002, 976,000 shares were available for issuance.

1997 Stock Option Plan

      The Company has reserved 8,338,610 shares of common stock for issuance under the 1997 Stock Incentive Plan (“1997 Plan”). Automatic annual increases in the shares reserved for issuance occur beginning in 2001 equal to the lesser of 5% of the outstanding common shares of the Company at the last day of the preceding year or a lesser amount as determined by the Board of Directors.

      The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price. The options vest and are exercisable at times and increments as specified by the Board of Directors and expire ten years from date of grant. Options granted under the 1997 Plan generally become exercisable 25% one year after the date of the option holder’s date of employment and thereafter ratably over three years.

      Under the 1997 Plan, non-employee directors receive an automatic grant of 30,000 options to purchase common shares upon their initial election or re-election to the Board of Directors. Stock option grants to non-employee directors vest over a three-year period.

2000 Non-Officer Stock Option Plan

      The Company has reserved 2,150,000 shares of common stock for issuance under the 2000 Non-Officer Stock Option Plan (“2000 Plan”). Options may be granted at the discretion of the Board of Directors to eligible employees and consultants.

      The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and the exercise price. The exercise price shall generally not be less than 85% of the fair market value of the Company’s stock on the grant date of the option. Options granted under the 2000 Plan generally become exercisable 25% one year after the date of the option holder’s date of employment and thereafter ratably over three years and expire ten years from the date of the grant.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity under the Company’s stock option plans is as follows (in thousands, except per share data):

	Years Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	5,297	$3.40	3,479	$3.78	1,567	$3.69
Granted	2,055	3.80	3,155	2.94	2,543	3.51
Exercised	(457)	2.10	(296)	1.25	(322)	0.50
Canceled	(1,020)	3.58	(1,041)	3.93	(309)	5.22

Outstanding, end of period	5,875	3.61	5,297	3.40	3,479	3.78

Exercisable, end of period	2,759	4.12	1,881	3.85	1,599	3.94

Weighted average fair value of options granted with exercise prices equal to fair value at date of grant	1,755	3.37	2,667	2.98	2,454	3.64
Weighted average fair value of options granted with exercise price less than fair value at date of grant	300	6.27	488	0.87	89	0.01

      The following table summarizes information about stock options as of December 31, 2002 (option amounts in thousands):

Options Outstanding				Options Exercisable

		Weighted Average
	Number of	Remaining Contractual	Weighted Average	Number of	Weighted Average
Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price

$0.20 to $2.45	1,293	9.24	$2.29	168	$1.39
$2.51	1,574	8.31	2.51	734	2.51
$2.88 to $3.44	1,336	8.24	3.14	817	3.12
$3.81 to $7.03	1,196	8.67	4.87	696	5.05
$7.13 to $11.00	476	7.50	9.02	344	9.37

	5,875	8.51	3.61	2,759	4.12

Stock-based Compensation

      Stock-based compensation charges relate to the following expense classifications in the accompanying consolidated statement of operations (in thousands):

	Years Ended December 31,

	2002	2001	2000

Cost of revenues	$23	$46	$127
Sales and marketing	264	767	951
Research and development	34	504	684
General and administrative	223	132	372

	$544	$1,449	$2,134

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

      During 2002, 2001 and 2000, the Company issued options to purchase shares of its common stock to certain employees totaling 300,000, 460,000 and 89,000, respectively, under the 1997 Plan and outside the 1997 Plan with weighted average exercise prices of $6.27, $0.70, and $0.01 per share, respectively, which were below the fair value of the Company’s common stock at the date of grant. The weighted average fair value of the underlying common stock was $7.65, $2.88 and $11.00 in 2002, 2001 and 2000, respectively. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the fair value of the Company’s stock on the date of grant. This deferred compensation is amortized to expense over the period during which the Company’s right to repurchase the stock lapses or options become exercisable, generally four or five years consistent with the method described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. At December 31, 2002, the Company had recorded deferred stock-based compensation related to these options in an amount of $12.6 million, of which $612,000, $1.5 million and $2.9 million had been amortized to expense during 2002, 2001 and 2000, respectively.

      During 2001, the Company granted options to purchase 28,000 shares of its common stock at exercise prices ranging from $0.01 to $5.09 per share to non-employee engineers for consulting services, when the fair market value of the Company’s common stock ranged from $4.40 to $5.09 per share. These options were fully vested upon grant and were valued at a total of $157,000 using the Black-Scholes pricing model with the following assumptions: 10 year terms, volatility ranging from 102% to 132%, discount rate ranging from 4.97% to 5.11% and 0% dividend rate. This $157,000 was expensed immediately as the options related to services provided prior to the grant date.

      Deferred stock-based compensation charges are comprised of the following categories (in thousands):

	Years Ended December 31,

	2002	2001	2000

Employee stock-based compensation	$612	$1,541	$2,911
Non-employee stock-based compensation	—	157	—
Cancellation of options upon termination	(170)	(249)	(777)

	$442	$1,449	$2,134

Notes Receivable for Common Stock

      In August 1999, a non-officer of the Company exercised options to purchase 77,000 common shares in exchange for a full recourse note receivable of $33,000. The note receivable is due in August 2003 and bears interest at 5.37%.

      In June 1999, a former officer of the Company exercised options to purchase 180,000 common shares in exchange for a full recourse note receivable of $297,000. The note accrues interest at the rate of 4.9% per year and was due on July 26, 2001. The due date has been extended to September 1, 2003. See Note 15 — Related Party Transactions.

     Pro Forma Net Loss and Net Loss per Share

      The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value at the grant date for the awards for 2002, 2001 and 2000, the Company’s

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net loss and basic and diluted net loss per common share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net loss:
As reported	$(6,664)	$(19,750)	$(9,114)
Stock-based employee compensation included in net loss as reported	442	1,292	2,134
Stock-based employee compensation using the fair value method	(5,394)	(7,264)	(7,259)

Pro forma	$(11,616)	$(25,722)	$(14,239)

Basic and diluted net loss per common share:
As reported	$(0.28)	$(0.85)	$(0.41)
Pro forma	$(0.48)	$(1.10)	$(0.64)

      As the provisions of SFAS No. 123 have been applied only to stock options granted since the 1997 Plan’s inception, the impact of the pro forma stock-based compensation cost will likely continue to increase, as the vesting period for the Company’s options and the period over which the stock-based compensation is charged to expense is generally four years.

      The estimated weighted average value of options granted under the Plan, during 2002, 2001 and 2000 was $3.75, $2.72 and $3.77 per share, respectively. The value of each is estimated on the date of grant using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	2002	2001	2000

Expected life of option	5 years	5 years	5 years
Risk-free interest rate	2.94%	4.38%	6.03%
Dividend yield	0.00%	0.00%	0.00%
Volatility	115%	125%	158%

      The estimated weighted-average value of purchase rights granted under the ESPP during 2002, 2001 and 2000 was $1.89, $2.44 and $8.18 per share. The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	2002	2001	2000

Expected life of option	6 months	6 months	6 months
Risk-free interest rate	1.17%	1.82%	5.85%
Dividend yield	0.00%	0.00%	0.00%
Volatility	115%	125%	158%

      The aggregate fair value of purchase rights granted in 2002, 2001 and 2000 was $391,000, $332,000 and $729,000, respectively.

13.	401(k) Retirement Plan

      The Company sponsors an employee retirement plan intended to qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to 20% of eligible compensation, subject to annual limitations, and are fully vested in their own contributions. The Company made matching contributions

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 25% up to the first 6% of the employee’s compensation, which is contributed and vests ratably over a four-year period. Annual amounts contributed by the Company under the plan are $222,000, $180,000 and $141,000 in 2002, 2001 and 2000, respectively.

14.     Income Taxes

      The individual components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

	2002	2001

Net operating loss carryforward	$8,712	$5,796
Depreciation and amortization	717	401
Allowance for doubtful accounts	199	165
Accrued liabilities	453	702
Research and development credits	2,122	1,472

Total deferred tax assets	12,203	8,536
Less valuation allowance	(12,203)	(8,536)

Net deferred tax assets	$—	$—

      The net increases in the valuation allowance for 2002, 2001 and 2000 were $3.7 million, $5.1 million and $1.2 million, respectively.

      The principal items accounting for the difference between income tax provision at the U.S. statutory rate and the provision for income taxes reflected in the consolidated statements of operations are as follows:

	Years Ended December 31,

	2002	2001	2000

Federal statutory rate	34%	34%	34%
State taxes	4	5	5
Tax credits	10	3	—
Amortization	—	(15)	(17)
Deferred compensation	(3)	(3)	(8)
Foreign income taxes	1	1	1
Other	5	1	(2)
Net operating losses and tax credits, not benefited	(50)	(25)	(12)

	1%	1%	1%

      At December 31, 2002, the Company has net operating loss carryforwards available to reduce future income subject to income taxes for federal and state income tax purposes of approximately $23.7 million and $20.9 million, respectively. Deferred tax assets and the related valuation allowance include approximately $1.1 million related to certain U.S. operating loss carryforwards resulting from the exercise of stock options; the tax benefit, if recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

      Net operating loss carryforwards expire from 2003 to 2022. In addition, the Company has research and development tax credit carryforwards of approximately $1.5 million for federal income tax purposes and $1.0 million for state income tax purposes at December 31, 2002, which expire from 2013 to 2022.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pursuant to the provisions of Section 382 of the Internal Revenue Code, utilization of net operating losses is subject to annual limitations due to a greater than 50% change in ownership of the Company which occurred during 1998 and 1999.

      Cash paid for income taxes was $82,000, $62,000 and $122,000 in 2002, 2001 and 2000, respectively.

15.	Related Party Transactions

      The Company’s Chief Executive Officer is the owner of a consulting company, which subleased space from the Company and provided recruiting services to the Company. In addition, the Company reimbursed the consulting company for certain travel expenses and other services incurred on its behalf and for the use of certain assets. The Company discontinued the sublease and recruiting activities during the third quarter of 2002. Additionally, the Company engaged certain of the consulting company’s consultants to provide software development services. In 2002 and 2001, the charges related to consulting and other service expense were limited to the salary, employer taxes and travel expenses of the related consultant, who was hired by the Company in December of 2002.

      Amounts included in net loss which were paid, received or due to or from this related party are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Sublease rent income	$15	$52	$92
Consulting and other services expense	292	129	439

      On April 2, 2002, the Company made a loan of $750,000 to its Chief Operating Officer for the purchase of his primary residence. The loan bears interest at 5% per annum and principal and interest are due on the earlier of (i) April 2, 2007, (ii) the date six months following his voluntary resignation or termination for cause or (iii) any event of default under the collateralized note evidencing the loan. If the Chief Operating Officer exercises common stock options and sells the related common stock, 50% of the proceeds of the sale must be applied to the amount due under the loan. The loan is collateralized by (i) the shares or proceeds realized by the Chief Operating Officer upon the exercise of options to purchase the Company’s common stock, and (ii) a second deed of trust on the personal residence of the Chief Operating Officer. As of December 31, 2002, the principal balance of the loan was $641,000 and was included in Other Assets in the Company’s consolidated balance sheet. See Note 7 — Other Assets

      On April 5, 2000, the Company made a loan to its former Chief Financial Officer of $1.0 million. The loan bears interest at 5% per annum and principal and interest will become due on the earlier of December 31, 2008 or the date upon which the former Chief Financial Officer will have the ability to sell common stock, subject to Company policy, if applicable, at a price of $20 per share or higher. The loan is collateralized by 165,000 shares of the Company’s common stock currently beneficially owned by the former Chief Financial Officer. As of December 31, 2002, the principal balance of the loan was $1.0 million and was included in Other Assets in the Company’s consolidated financial statements. See Note 7 — Other Assets.

      In June 1999, the Company granted its former Vice President of Business Development an option to purchase 180,000 shares of the Company’s common stock at an exercise price of $1.65 per share. In July 1999, the former officer exercised the option in full with funds the Company loaned her under a full recourse promissory note approved by the Board of Directors. The promissory note accrues interest at the rate of 4.9% per year and was due on July 26, 2001. The due date has been extended to September 1, 2003. See Note 12 — Stockholders’ Equity.

iMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Significant Customer Information and Segment Reporting

      The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented for purposes of making operating decisions and assessing financial performance. The financial information is identical to the information presented in the accompanying consolidated statements of operations and the Company had no significant foreign operations through December 31, 2000. For 2002 and 2001, revenues derived from customers outside the United States represented 20% and 9% of total revenues, respectively, and consisted primarily of customers in the United Kingdom. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.

      At December 31, 2002, no customer accounted for more than 10% of the Company’s accounts receivable balance, while one customer accounted for 16% of the accounts receivable balance at December 31, 2001. No customer accounted for more than 10% of total revenues in 2002, 2001 and 2000.

17.	Subsequent Event

      On March 21, 2003, the Company exercised an option to terminate the lease for its facility in Chicago, Illinois which as a result will expire on April 30, 2004 and entered into a new facilities lease for approximately 39,000 square feet in the Chicago area on March 17, 2003. In connection with the lease termination, the Company incurred a lease termination fee of $986,000, which will be charged to expense in the first quarter of 2003. The new facilities lease commences no later than August 1, 2003, is non-cancelable and expires in 2016. The Company’s research and development, customer support, training and certain sales and marketing personnel are expected to relocate to this new facility in August 2003. The Company expects to charge to expense, upon vacating the facility subject to the terminated lease, the remaining lease payments due under the terminated lease agreement from the date of occupancy of the new facility to April 30, 2004, which is currently estimated to be $650,000. The new lease agreement provides for cash payments from the landlord sufficient to offset the lease termination fee and provides for a period of free rent for the initial 12 months of the lease agreement including operating costs, and an additional 2 months of free rent, excluding operating costs, in each of the second, third and fourth years of the lease agreement. The free rent period and the cash payments from the landlord will reduce rental expenses for the new facility on a ratable basis over the term of the new lease

      Future minimum lease payments, including the effects of these transactions are as follows (in thousands):

Years Ending December 31,

2003	$1,497
2004	1,144
2005	1,382
2006	1,424
2007	1,466
Thereafter	7,082

$13,995

      The Company obtained a $1.0 million standby letter of credit from a financial institution on March 17, 2003, in lieu of security deposits for lease office space. No amounts have been drawn against the letter of credit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

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

Signature	Title	Date

/s/ MAHMOOD M. PANJWANI Mahmood M. Panjwani	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2003

/s/ JOHN E. CALONICO, JR. John E. Calonico, Jr.	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

/s/ RAFIQ R. MOHAMMADI Rafiq R. Mohammadi	Chief Technology Officer, Vice President of Engineering and Director	March 26, 2003

/s/ BOB L. COREY Bob L. Corey	Director	March 26, 2003

/s/ THOMAS L. THOMAS Thomas L. Thomas	Director	March 26, 2003

/s/ MOEZ R. VIRANI Moez R. Virani	Director	March 26, 2003

CERTIFICATIONS

I, Mahmood M. Panjwani, Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this Annual Report on Form 10-K of iManage, Inc.;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the consolidated financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of the registrant’s Board of Directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MAHMOOD M. PANJWANI

Mahmood M. Panjwani
Chief Executive Officer

Dated: March 26, 2003

CERTIFICATIONS

I, John E. Calonico, Jr., Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this Annual Report on Form 10-K of iManage, Inc.;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the consolidated financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of the registrant’s Board of Directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN E. CALONICO, JR.

John E. Calonico, Jr.
Chief Financial Officer

Dated: March 26, 2003

iMANAGE, INC.

EXHIBITS TO FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 2002

Exhibit
Number		Description of Document

2	.1*	Agreement and Plan of Reorganization, dated as of April 11, 2000 by and among iManage, Inc., a Delaware corporation, NetRight Technologies, Inc., a Delaware corporation and a wholly owned subsidiary of iManage, Inc., and ThoughtStar, Inc., a Delaware corporation.
3	.1**	Restated Certificate of Incorporation of iManage, Inc.
3	.2**	Amended and Restated Bylaws of iManage, Inc.
4	.1***	Amended and Restated Rights Agreement as of May 5, 2000.
10	.1**	Form of Indemnification Agreement for directors and executive officers.
10	.2**	1997 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.
10	.3**	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.
10	.7**	Office Building Lease for 55 East Monroe Street between TST 55 East Monroe, LLC and the Company dated January 1999, as amended to date.
10	.8**	Sublease between the Company and Q-Image Corporation dated December 5, 1998.
10	.10***	Employment Agreement dated September 7, 2000, between iManage, Inc. and Joseph Campbell.
10	.11***	Secured Promissory Note dated April 5, 2000 by Mark Culhane to iManage, Inc.
10	.12***	Stock Pledge Agreement dated April 5, 2000 by and between Mark Culhane, the Culhane Family Revocable Trust and iManage, Inc.
10	.13†	Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002.
10	.14††	Secured Promissory Note dated April 2, 2002 by Joseph Campbell to iManage, Inc.
10	.15†	Stock Pledge Agreement dated April 2, 2002 by and between Joseph Campbell and iManage, Inc.
10	.16†	Deed of Trust dated April 2, 2002 by Joseph Campbell and Teresa B. Campbell in favor of iManage, Inc.
10.17		Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and iManage, Inc. dated December 16, 2002
10.18		Office Lease for 303 East Wacker, Chicago, Illinois between 303 Wacker Realty LLC and iManage, Inc. dated March, 17, 2003
21		Subsidiaries of iManage, Inc.
23.1		Consent of Independent Accountants
24	.1††	Power of Attorney (see signature page).
99.1		Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with the Registrant’s Report on Form 8-K for June 21, 2000.

**	Filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-86353) on September 1, 1999, as amended.

***	Filed with the Registrant’s Report on Form 10-K for the year ended December 31, 2000.

†	Filed with the Registrant’s Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002.

††	Filed with the Registrant’s Report on Form 10-K/ A for the year ended December 31, 2001 filed on April 30, 2002.