Form 10-Q
period 2003-03-31
IMANAGE INC
filed 2003-05-14
CIK 1093242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of May 7, 2003, there were approximately 24,249,000 shares of the registrant’s common stock outstanding.

iMANAGE, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

iMANAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,790	$29,920
Short-term investments	5,135	8,236
Accounts receivable, net	7,068	8,386
Prepaid expenses and other current assets	2,327	2,703

Total current assets	49,320	49,245
Property and equipment, net	2,015	2,319
Goodwill and other intangible assets, net	3,460	3,495
Other assets	2,494	2,610

Total assets	$57,289	$57,669

Liabilities and Stockholders’ Equity
Current liabilities:
Bank lines of credit, current portion	$4,669	$4,808
Accounts payable	1,591	2,535
Accrued liabilities	6,069	5,352
Deferred revenues	13,840	12,276

Total current liabilities	26,169	24,971
Bank lines of credit, less current portion	726	1,010

Total liabilities	26,895	25,981

Commitments and contingencies
Stockholders’ equity:
Common stock	24	24
Additional paid-in capital	78,119	77,773
Deferred stock-based compensation	(228)	(306)
Notes receivable for common stock	(330)	(330)
Accumulated comprehensive income (loss)	2	22
Accumulated deficit	(47,193)	(45,495)

Total stockholders’ equity	30,394	31,688

Total liabilities and stockholders’ equity	$57,289	$57,669

See accompanying notes to condensed consolidated financial statements.

iMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
License	$4,902	$7,113
Support and service	6,034	4,664

Total revenues	10,936	11,777

Cost of revenues:
License	368	385
Support and service	1,892	1,564

Total cost of revenues	2,260	1,949

Gross profit	8,676	9,828

Operating expenses:
Sales and marketing	6,157	6,789
Research and development	2,239	2,123
General and administrative	2,041	1,092
Amortization of intangible assets	35	360

Total operating expenses	10,472	10,364

Loss from operations	(1,796)	(536)
Interest income and other, net	131	249

Loss before provision for income taxes	(1,665)	(287)
Provision for income taxes	33	20

Net loss	$(1,698)	$(307)

Basic and diluted net loss per common share	$(0.07)	$(0.01)

Shares used in computing basic and diluted net loss per common share	24,192	23,706

See accompanying notes to condensed consolidated financial statements.

iMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,698)	$(307)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	469	834
Amortization of deferred stock-based compensation	78	35
Provision for doubtful accounts and sales returns	7	51
Stock issued for services	22	77
Lease termination expense	987	—
Changes in operating assets and liabilities:
Accounts receivable	1,306	9
Prepaid expenses and other assets	492	(256)
Accounts payable and accrued liabilities	(1,214)	(217)
Deferred revenues	1,564	1,633

Net cash provided by operating activities	2,013	1,859

Cash flows from investing activities:
Purchases of property and equipment	(130)	(1,207)
Purchases of investments	(1,003)	(2,559)
Maturities and sales of investments	4,089	6,103

Net cash provided by investing activities	2,956	2,337

Cash flows from financing activities:
Proceeds from bank lines of credit	3,450	3,726
Payment of bank lines of credit	(3,873)	(3,435)
Net proceeds from issuance of common stock	324	664
Repurchases of common stock	—	(60)

Net cash provided by (used in) financing activities	(99)	895

Net increase in cash and cash equivalents	4,870	5,091
Cash and cash equivalents at beginning of period	29,920	16,780

Cash and cash equivalents at end of period	$34,790	$21,871

Supplemental disclosures of non-cash investing and financing activities:
Deferred stock-based compensation	$—	$413

Issuance of common stock for services	$22	$77

See accompanying notes to condensed consolidated financial statements.

iMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the iManage, Inc. (“iManage” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the entire year or for any other period.

     The consolidated balance sheet as of December 31, 2002 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in the Company’s Annual Report on Form 10-K.

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

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No.123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and interim disclosure requirements of SFAS No. 148 are effective for years ended after and interim periods beginning after December 15, 2002. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of its stock at the date of the grant over the amount an employee must pay to acquire the Company’s stock. The Company has adopted the interim disclosure provisions of SFAS No. 148 for the quarter ended March 31, 2003.

     The compensation cost associated with the Company’s stock-based compensation plans, determined using the Black-Scholes option pricing model, resulted in a material difference from the reported net loss during the first quarter of 2003 and 2002. Had compensation cost been recognized based on the fair value at the date of grant for options granted during the first quarter of 2003 and 2002, the pro forma amounts of the Company’s net loss and basic and diluted net loss per common share would have been as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Net loss:
As reported	$(1,698)	$(307)
Stock-based employee compensation included in net loss as reported	100	112
Stock-based employee compensation using the fair value method	(1,234)	(1,628)

Pro forma	$(2,832)	$(1,823)

	Three Months Ended
	March 31,

	2003	2002

Basic and diluted net loss per common share:
As reported	$(0.07)	$(0.01)
Pro forma	$(0.12)	$(0.08)

     The Company calculated the fair value of each option grant on the date of grant during the first quarter of 2003 and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three Months Ended
	March 31,

	2003	2002

Expected life of option	5 years	5 years
Risk-free interest rate	2.88%	4.97%
Dividend yield	0.00%	0.00%
Volatility	112%	120%

     The fair value of each stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Three Months Ended
	March 31,

	2003	2002

Expected life of option	6 months	6 months
Risk-free interest rate	1.08%	1.17%
Dividend yield	0.00%	0.00%
Volatility	112%	120%

     The aggregate fair value of purchase rights granted in the first quarter of 2003 and 2002 was $118,000 and $219,000, respectively.

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

     The following table reconciles net loss to basic and diluted net loss per common share (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(1,698)	$(307)
Shares used in computing basic and diluted net loss per common share	24,192	23,706

Basic and diluted net loss per common share	$(0.07)	$(0.01)

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Options to purchase common stock	5,856	5,544
Common stock subject to repurchase	—	14

	5,856	5,558

Note 3. Comprehensive Income and Loss

     Other comprehensive income and loss refers to revenues, expenses, gains and losses that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from net loss.

     The comprehensive income (loss) comprises the following items (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(1,698)	$(307)
Other comprehensive loss:
Unrealized loss on available-for-sale investments	(15)	(134)
Translation adjustment	(5)	(9)

	(20)	(143)

Comprehensive loss	$(1,718)	$(450)

     Accumulated other comprehensive income (loss) as of March 31, 2003 and December 31, 2002 comprises the following (in thousands):

	2003	2002

Unrealized gain on available-for-sale investments	$35	$50
Cumulative translation adjustment	(33)	(28)

	$2	$22

Note 4. Stock-Based Compensation

     The amortization of stock-based compensation relates to the following items in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Cost of revenues	$2	$8
Sales and marketing	58	—
Research and development	6	14
General and administrative	34	90

	$100	$112

     Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

     During February 2003, the Company issued 9,453 shares of common stock at fair market value of $2.35 per share for services. On the date of issuance, these shares of common stock had a fair market value of $22,000, which was recorded and expensed immediately as stock-based compensation.

     During January 2002, the Company issued options to purchase 300,000 shares of its common stock to an officer under the 1997 Plan with weighted average exercise prices of $6.27 per share which were below the fair value of the Company’s common stock at the date of grant. The weighted average fair value of the underlying common stock was $7.65. In accordance with the requirements of APB No. 25, Accounting for Stock Issued to Employees, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the fair value of the Company’s stock at the date of grant. This deferred compensation is amortized to expense over the period during which the options become exercisable, generally four years, consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. The Company recorded deferred stock-based compensation related to these options in an amount of $413,000, of which $33,000 and $90,000 was amortized to expense during the first quarter of 2003 and 2002, respectively. At March 31, 2003, the Company had also amortized $45,000 of deferred stock-based compensation related to options issued in prior periods, whose weighted average exercise prices were below the fair value of the Company’s common stock at the date of grant.

Note 5. Borrowings

     As of March 31, 2003, the Company had a line of credit agreement with a bank comprised of a revolving line of credit and an equipment line of credit. The line of credit agreement, which is collateralized by substantially all of the Company’s assets, intangible assets and intellectual property, includes covenant restrictions requiring the Company to maintain certain minimum profitability levels and limits the Company’s ability to declare and pay dividends.

     The revolving line of credit provides for borrowings of up to $5.0 million, which bears interest at the bank’s prime rate plus 0.50%. Borrowings are limited to $5.0 million minus the amount outstanding under the revolving line of credit and outstanding letters of credit, which total $1.4 million as of March 31, 2003; $177,000 was available at March 31, 2003. At March 31, 2003, the Company had outstanding $3.4 million of borrowings against this facility.

     The equipment line of credit, which bears interest at the greater of the prime plus 0.50% or 4.75%, provides for borrowings of up to $6.0 million to finance the purchase of property and equipment. At March 31, 2003 and December 31, 2002, amounts outstanding under the equipment line of credit totaled $2.0 million and $2.4 million, respectively. Principal repayment began in March 2000 and will continue in monthly installments of principal and interest through December 2005. At March 31, 2003, $4.0 million was available.

     Interest expense was $26,000 and $33,000 for the three-month periods ended March 31, 2003 and 2002, respectively, and cash paid for interest was $26,000 and $44,000, respectively.

Note 6. Recent Accounting Pronouncements

     In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which previously governed the accounting treatment for restructuring activities. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. Those costs include, but are not limited to, the following:

(i)	termination benefits provided to current employees who are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract;

(ii)	costs to terminate a contract that is not a capital lease; and

(iii)	costs to consolidate facilities or relocate employees.

     SFAS No. 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS No. 143. SFAS No. 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002. Early adoption is permitted. The Company adopted SFAS No. 146, and the adoption did not have a material impact on the Company’s consolidated financial statements.

     In November 2002, FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. The interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of 2003. The adoption of FIN No. 45 did not have a material effect on the Company’s consolidated financial statements. The following is a summary of the agreements that the Company has determined are within the scope of FIN No. 45.

     As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables us to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not significant. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party – generally, the Company’s business partners, subsidiaries and/or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products or services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

     The Company warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

     The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for other acts, such as personal property damage, of the Company’s subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

     In January 2003, FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. In addition, FIN No. 46 requires that the Company make disclosures in its consolidated financial statements for the year ended December 31, 2002 when the Company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN No. 46 becomes effective. At this time, the Company does not believe it has any variable interest entities. The Company is currently evaluating the impact of the adoption on the Company’s financial position and results of operations.

Note 7. Contingencies

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

     The Company is aware that similar allegations have been made in lawsuits challenging over 300 other public securities offerings conducted in 1999, 2000 and 2001. All of these cases have been consolidated for pretrial purposes before Judge Shira A. Scheindlin of the Southern District of New York. On July 15, 2002, the Company and its related individual defendants (as well as the other issuers named as defendants) filed a motion to dismiss. Subsequently, the individual defendants stipulated with plaintiffs to dismissal from the case without prejudice, subject to a tolling agreement. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases, including the case involving the Company. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against the Company and 184 other issuer defendants on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on securities offerings after their initial public offerings.

     The Company and certain executive officers are defendants in a complaint filed by a former employee alleging ownership of 18,000 shares of the Company’s common stock that were never issued. The complaint alleges, among other claims, breach of contract, and the plaintiff is seeking damages of approximately $700,000 plus punitive damages of $10 million.

     While the Company believes that the allegations against its officers, directors and the Company are without merit, and intends to contest them vigorously, there can be no assurance that these matters will be resolved without costly litigation or in a manner that is not adverse to its consolidated financial position, results of operations or cash flows. No estimate can be made of the possible loss or range of loss associated with the resolution of these matters.

     The Company is a party to other threatened legal action including mediation arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

Note 8. Related Party Transactions

     The Company’s Chief Executive Officer is the owner of a consulting company, which subleased space from the Company and provided recruiting services to the Company. In addition, the Company reimbursed the consulting company for certain travel expenses and other services incurred on its behalf and for the use of certain assets. The Company discontinued the sublease and recruiting activities during the third quarter of 2002. Additionally, the Company engaged certain of the consulting company’s consultants to provide software development services. In 2002, the charges related to consulting and other service expense were limited to the salary, employer taxes and travel expenses of the related consultant, who was hired by the Company in December of 2002. The Company paid the consulting company $29,000 for the three months ended March 31, 2002. No amounts were paid for the three months ended March 31, 2003.

     On April 2, 2002, the Company made a loan of $750,000 to its Chief Operating Officer for the purchase of his primary residence. The loan bears interest at 5% per annum and principal and interest are due on the earlier of (i) April 2, 2007, (ii) the date six months following his voluntary resignation or termination for cause or (iii) any event of default under the collateralized note evidencing the loan. If the Chief Operating Officer exercises common stock options and sells the related common stock, 50% of the proceeds of the sale must be applied to the amount due under the loan. The loan is collateralized by (i) the shares or proceeds realized by the Chief Operating Officer upon the exercise of options to purchase the Company’s common stock, and (ii) a second deed of trust on the personal residence of the Chief Operating Officer. As of March 31, 2003, the principal balance of the loan was $641,000 and was included in Other Assets in the Company’s condensed consolidated balance sheets.

     On April 5, 2000, the Company made a loan to its former Chief Financial Officer of $1.0 million. The loan bears interest at 5% per annum and principal and interest will become due on the earlier of December 31, 2008 or the date upon which the former Chief Financial Officer will have the ability to sell common stock, subject to Company policy, if applicable, at a price of $20 per share or higher. The loan is collateralized by 165,000 shares of the Company’s common stock currently beneficially owned by the former Chief Financial Officer. As of March 31, 2003, the principal balance of the loan was $1.0 million and was included in Other Assets in the Company’s condensed consolidated balance sheets.

     In June 1999, the Company granted its former Vice President of Business Development an option to purchase 180,000 shares of the Company’s common stock at an exercise price of $1.65 per share. In July 1999, the former officer exercised the option in full with funds the Company loaned her under a full recourse promissory note approved by the Board of Directors. The promissory note accrues interest at the rate of 4.9% per year and was due on July 26, 2001. The due date has been extended to September 1, 2003. As of March 31, 2003, the principal balance of the loan was $297,000 and was included in Notes Receivable for Common Stock in the Company’s condensed consolidated balance sheets

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially include those set forth in the following discussion and, in particular, the risks discussed below under the subheading “Factors That May Impact Future Operating Results” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements or risk factors.

Overview

     We provide collaborative content management software that enables businesses to manage and collaborate effectively on critical business content across the extended enterprise. Our product suite, iManage WorkSite, delivers document management, collaboration, workflow and knowledge management accessible through a portal in a single integrated Internet solution. We believe that iManage WorkSite improves communication and process efficiency, providing faster response times and a rapid return on investment for our customers. More than 600,000 users in 1,300 businesses are utilizing iManage WorkSite.

     We were incorporated in Illinois in October 1995 under the name NetRight Technologies, Inc., and we reincorporated in Delaware in December 1996. In April 1999, we changed our name to iManage, Inc. Our principal offices are located at 950 Tower Lane, Suite 500, Foster City, California 94404, and our telephone number at that location is (650) 577-6500. We maintain a website at www.iManage.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge, as well as from the Securities and Exchange Commission website at www.sec.gov.

Results of Operations

     The following table sets forth, for the periods indicated, selected consolidated financial data as a percentage of total revenues:

	Three Months Ended
	March 31,

	2003	2002

Revenues:
License	45%	60%
Support and service	55	40

Total revenues	100	100

Cost of revenues:
License	3	3
Support and service	17	14

Total cost of revenues	20	17

Gross margin	80	83
Operating expenses:
Sales and marketing	56	58
Research and development	21	18
General and administrative	19	9
Amortization of intangible assets	—	3

Total operating expenses	96	88

Loss from operations	(16)	(5)
Interest income and other, net	1	2

Loss before provision for income taxes	(15)	(3)
Provision for income taxes	—	—

Net loss	(15)%	(3)%

Revenues

     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended March 31,

	2003	2002	Change

License	$4,902	$7,113	(31)%
Support and service	6,034	4,664	29%

	$10,936	$11,777	(7)%

     License. License revenue was $4.9 million and $7.1 million in the first quarter of 2003 and 2002, respectively. License revenue for the first quarter of 2003 decreased $2.2 million, or 31%, as compared to the first quarter of 2002. This decrease was due primarily to lengthening sales cycles and lower information technology spending as our customers and prospects responded to continuing weak economic conditions both domestically and internationally and the geopolitical uncertainty associated with the war in Iraq and other world events. License revenues accounted for 45% and 60% of total first quarter revenues in 2003 and 2002, respectively. The decrease in license revenues as a percentage of total revenues in the first quarter of 2003 from the same period of 2002 was due to a decline in license revenues and an increase in support and service revenues. We anticipate that license revenues in 2003 as a percentage of total revenues will remain generally consistent with 2002 on an annualized basis.

     Support and Service. Support and service revenues consisted primarily of customer support and, to a lesser extent, training and consulting services revenues. Support and service revenues were $6.0 million and $4.7 million in the first quarter of 2003 and 2002, respectively, representing an increase of $1.3 million, or 29% as compared to the first quarter of 2002. These increases were primarily due to increased customer support revenues from our growing installed base associated with the renewal of annual support contracts. Our renewal rate of support contracts continued in the low 90% range for the first quarter of 2003 and was consistent with the corresponding period in 2002. Support and service revenues were 55% and 40% of total first quarter revenues in 2003 and 2002, respectively. The increase in support and service revenue as a percentage of total revenues was primarily due to increased customer support revenues associated with the renewal of annual support contracts, an increase in professional consulting services and declining license revenues. We anticipate that support and services revenues will increase in 2003 over 2002 on an annualized basis primarily due to higher customer support revenues.

Cost of Revenues

     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,

	2003	2002	Change

License	$368	$385	(4)%
Support and service	1,892	1,564	21%

	$2,260	$1,949	16%

     License. Cost of license revenues primarily consisted of royalties payable to third parties for software that was either embedded in or bundled with our software products. Cost of license revenues totaled $368,000 and $385,000 in the first quarter of 2003 and 2002, respectively, representing a decrease of $17,000, or 4% as compared to the first quarter of 2002. As a percentage of related license revenues, cost of license revenues was 8% and 5% in the first quarter of 2003 and 2002, respectively. Our royalty payments to third parties were primarily fixed in nature and generally not impacted by fluctuations in license revenues. We expect that cost of license revenues in 2003 will remain generally consistent as a percentage of related license revenues with 2002. However, cost of license revenues as a percentage of related license revenues may fluctuate in the future due to the mix of software products sold, the extent to which third party software products are bundled with our products and amount of license revenues, as many of the third party software products embedded with our software are under fixed fee arrangements.

     Support and Service. Cost of support and service revenues primarily consisted of salaries and other personnel-related expenses, costs associated with providing product updates to our customers with active support contracts and depreciation of equipment used in providing customer support, consulting services and training. Cost of support and service revenues totaled $1.9 million and $1.6 million in the first quarter of 2003 and 2002, respectively, representing an increase of $328,000, or 21% as compared to the first quarter of 2002. The increase was primarily due to personnel-related expenses required by our growing customer installed base and our strategy to increase our consulting services revenues. As a percentage of related revenues, cost of support and service revenues was 31% and 34% in the first quarter of 2003 and 2002, respectively. The decrease in cost of support and service revenues as a percentage of the related revenues was due to economies of scale associated with supporting our growing customer installed base. We anticipate that cost of support and services revenues will increase in absolute dollars on an annualized basis in 2003 to support our installed base of customers and remain relatively consistent as a percentage of support and service revenues.

Operating Expenses

     The following sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended March 31,

	2003	2002	Change

Sales and marketing	$6,157	$6,789	(9)%
Research and development	2,239	2,123	5%
General and administrative	2,041	1,092	87%
Amortization of intangible assets	35	360	(90)%

	$10,472	$10,364	1%

     Sales and Marketing. Sales and marketing expenses consisted primarily of salaries, commissions, benefits and amortization of stock-based compensation for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses were $6.2 million and $6.8 million in the first quarter of 2003 and 2002, respectively, representing a decrease of $632,000, or 9% as compared to the first quarter of 2002. This decrease was due primarily to a $271,000 reduction in personnel-related costs including commissions and bonuses as a result of decreased license revenues, a $204,000 reduction in outside consulting services, an $81,000 reduction in seminars and training expenses and a $79,000 decrease in facilities-related expenses. As a percentage of revenues, sales and marketing expenses were 56% and 58% in the first quarter of 2003 and 2002, respectively. We anticipate that sales and marketing expense as a percentage of total revenues will decrease slightly on an annualized basis in 2003 from levels posted in 2002.

     Research and Development. Research and development expenses consisted primarily of personnel, third party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses were $2.2 million and $2.1 million in the first quarter of 2003 and 2002, respectively, representing an increase of $116,000, or 5% as compared to the first quarter of 2002. This increase was primarily due to a $139,000 increase in outside consulting services, which was partially offset by a reduction in personnel-related costs. As a percentage of revenues, research and development expenses were 21% and 18% in the first quarter of 2003 and 2002. We expect that research and development expense in 2003 will increase slightly in absolute dollars over 2002 on an annualized basis.

     General and Administrative. General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including legal, finance, accounting, information technology and human resources as well as insurance and facilities costs. General and administrative expenses were $2.0 million and $1.1 million in the first quarter of 2003 and 2002, respectively, representing an increase of $949,000, or 87% as compared to the first quarter of 2002. This increase was primarily due to a lease termination expense of $987,000 associated with the early termination of our Chicago office lease. This lease termination expense was reimbursed by our new landlord and we will be amortizing the reimbursement over the life of our new Chicago office lease in accordance with Emerging Issues Task Force Issue No. 88-10, Costs Associated with Lease Modification or Termination. As a percentage of revenues, general and administrative expenses were 19% and 9% in the first quarter of 2003 and 2002, respectively. We expect that general and administrative expense will increase as a percentage of total revenues in 2003 when compared to 2002 on an annualized basis due to the lease termination expense in the first quarter of 2003. Additionally, we expect to take an additional charge in the third quarter of 2003 of approximately $580,000 related to the move to new facilities in Chicago, IL. The charge relates to rent due on our current facility in Illinois from the date we occupy our new facility until April 2004, the lease termination date. Our new landlord has provided us with a free rent period to offset the rents due on our previous facility.

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

     We adopted SFAS No. 142 as of January 1, 2002 and as a result, ceased amortizing the remaining unamortized balance of goodwill of $3.4 million. In lieu of amortization, we were required to perform an initial review to determine whether the value of our remaining goodwill asset was impaired and periodic impairment reviews annually thereafter. We completed our review during the first quarter of 2003 and no impairment charge was required. However, there can be no assurance that a future evaluation will not require an impairment charge to be recorded. We expect to record $35,000 of amortization related to other intangible assets in the quarters ended June 30, 2003 and September 30, 2003, at which time the asset would be fully amortized.

Interest Income and Other, Net

     Interest income and other was $131,000 and $249,000 for the three-month periods ended March 31, 2003 and 2002, respectively. The decrease in interest income and other was primarily due to lower interest rates on our investments portfolio.

Provision for Income Taxes

     The provision for income taxes recorded for the quarters ended March 31, 2003 and 2002 is related primarily to international taxes. Deferred tax liabilities and assets are determined based on the temporary difference between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that these assets are realizable. At such time, it is determined that it is not likely that the assets will be realized. Therefore, at March 31, 2003, we have recorded a full valuation allowance against the deferred income tax assets. We will continue to evaluate the recoverability of our deferred tax asset on a quarterly basis.

Liquidity and Capital Resources

     Cash provided (used) in the quarters ended March 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Cash provided by operating activities	$2,013	$1,859
Cash provided by investing activities	$2,956	$2,337
Cash provided by (used in) financing activities	$(99)	$895

     At March 31, 2003, we had cash, cash equivalents and short-term investments of $39.9 million.

     Operating Activities. Net cash provided by operating activities was $2.0 million during the first quarter of 2003. The adjusted cash usage was $135,000 during the first quarter of 2003, which derived from our net loss of $1.7 million after excluding the effects of non-cash items including lease termination expense of $987,000, depreciation and amortization of $469,000, deferred stock-based compensation of $78,000, stock issued for services of $22,000 and provision for doubtful accounts and sales returns. Additional cash was generated from an increase of $1.6 million in deferred revenues, a decrease of $1.3 million in accounts receivable and a decrease of $492,000 in prepaid expenses and other assets, which was partially offset by a decrease in accounts payable and accrued liabilities of $1.2 million. Net cash provided by operating activities was $1.9 million during the first quarter of 2002. The adjusted cash contribution was $690,000, which derived from our net loss of $307,000 after excluding the effects of non-cash items including depreciation and amortization of $834,000, stock issued for services of $77,000, provision for doubtful accounts and sales returns of $51,000 and deferred stock-based compensation of $35,000. Additional cash was generated from an increase of $1.6 million in deferred revenues and a slight decrease in accounts receivable, which were partially offset by an increase in prepaid expenses and other assets of $256,000 and a decrease in accounts payable and accrued liabilities of $217,000.

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

     Our primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding were 58 days and 73 days in the first quarter of 2003 and 2002. Our days outstanding decreased in the first quarter of 2003 from the same period of 2002 primarily due to our focus on collection efforts and higher support and service revenues as a percentage of overall revenues, as collection cycles for support and service billings are generally less than license billings. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

     Our operating cash flows will be impacted in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.

     Investing Activities. Net cash provided by investing activities was $3.0 million during the first quarter of 2003. This primarily resulted from $4.0 million of proceeds received from the maturity and sale of investments, partially offset by $1.0 million to purchase investment securities and $130,000 for the purchase of property and equipment. Net cash provided by investing activities was $2.3 million during the first quarter of 2002. This primarily resulted from $6.1 million of proceeds received from the maturity and sale of investments, partially offset by $2.6 million to purchase investment securities and the purchase of property and equipment of $1.2 million.

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

     Financing Activities. Net cash used in financing activities of $99,000 during the first quarter of 2003 included $3.9 million repayments of bank lines of credit, partially offset by proceeds from bank lines of credit of $3.5 million and the net proceeds from issuance of common stock of $324,000. Net cash provided by financing activities of $895,000 during the first quarter of 2002 included $3.7 million of proceeds from bank lines of credit and $664,000 from the net proceeds from issuance of common stock, partially offset by repayments of bank lines of credit of $3.4 million and the repurchase of common stock of $60,000.

     Our cash flows from financing activities are primarily the result of borrowings and payments under our lines of credit, cash receipts from the issuance of common stock and our repurchases of common stock. We have used our lines of credit primarily to finance purchases of property and equipment. We anticipate that we will continue to use lines of credit to finance our equipment purchases in the future to the extent that such financing is available to us on acceptable terms.

     We receive cash from the exercise of stock options and the sale of stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our Employee Stock Purchase Plan and general market conditions.

     Lines of Credit. As of March 31, 2003, we had a revolving line of credit with a bank for $5.0 million, which bears interest at the bank’s prime rate plus 0.50%. Borrowings were limited to $5.0 million minus the amount outstanding under the revolving line of credit and outstanding letters of credit. This line of credit is collateralized by substantially all of our assets. As of March 31, 2003, we borrowed $3.4 million under this facility and had three outstanding standby letters of credit totaling $1.4 million primarily related to facilities lease obligations. In addition, as of March 31, 2003, we had an equipment line of credit with a bank for $6.0 million, which bears interest at the greater of the lending bank’s prime rate plus 0.50% or 4.75%. As of March 31, 2002, we had $2.0 million outstanding under the equipment line of credit. Principal payments due under these line of credit facilities for 2003, 2004 and 2005 were $4.4 million, $666,000, and $344,000, respectively.

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

     We were in compliance with all of these financial covenants as of March 31, 2003.

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

     On March 21, 2003, we exercised an option to terminate the lease for our facility in Chicago, Illinois, which as a result will expire on April 30, 2004 and entered into a new facilities lease for approximately 39,000 square feet in the Chicago area on March 17, 2003. In connection with the lease termination, we incurred a lease termination fee of $987,000, which was charged to general and administrative expense in the first quarter of 2003. The new facilities lease commences no later than August 1, 2003, is non-cancelable and expires in 2016. Our research and development, customer support, training and certain sales and marketing personnel are expected to relocate to this new facility in September 2003. We expect to charge to expense, upon vacating the facility subject to the terminated lease, the remaining lease payments due under the terminated lease agreement from the date of our occupancy of the new facility to April 30, 2004. We currently estimate the amount of this charge to be $580,000, and we expect to record the charges in the quarterly period ended September 30, 2003. The new lease agreement provides for cash payments from the landlord sufficient to offset the lease termination fee and provides for a period of free rent for the initial 12 months of the lease agreement including operating costs, and an additional 2 months of free rent, excluding operating costs, in each of the second, third and fourth years of the lease agreement. The free rent period and the cash payments from the landlord will reduce rent expense for the new facility on a ratable basis over the term of the new lease.

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

     We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the condensed consolidated balance sheets at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). These securities are not leveraged and are held for purposes other than trading.

Critical Accounting Policies

     In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our condensed consolidated financial statements, areas that are particularly significant include:

•	revenue recognition;

•	estimating the allowance for doubtful accounts and sales returns;

•	assessment of the probability of the outcome of our current litigation; and

•	valuation of long-lived assets, intangible assets and goodwill.

     Revenue Recognition. Our revenue recognition policy is defined in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 15 of 2002 Annual Report on Form 10-K.

     Several factors require us to defer recognition of revenue for a significant period of time after entering into a license agreement. These factors include:

•	payment terms due beyond our normal payment terms; and

•	contracts in which collectibility from the customer is not reasonably assured.

     Our customers may request payment terms beyond our normal terms. We evaluate the payment terms associated with each transaction. If a portion of the fee is due after our normal payment terms, which range from 30 days to 180 days from invoice date for professional services customers and 30 days to 120 days for all others, we recognize the revenue on the payment due date, assuming collection is reasonably assured.

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

     At the time of a transaction, we assess whether any services included in the arrangement require us to perform significant work either to alter the underlying software or to build complex interfaces so the software performs as requested. If these services are included as part of an arrangement, we recognize the entire fee exclusive of the support services, using the percentage of completion method. We estimate the percentage of completion based on an estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

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

     Allowance for Doubtful Accounts. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. Management specifically analyzes its accounts receivable and historical bad debt pattern, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2003 and December 31, 2002, our allowance for doubtful accounts balance, which related primarily to specific accounts where we believe collection is not probable and to a lesser extent our historical experience applied to accounts receivable not specifically reserved, was $249,000 and $322,000, respectively. These amounts represent 4% of total accounts receivable at March 31, 2003 and December 31, 2002.

     Allowance for Sales Returns. From time to time, a customer may return to us some or all of the software purchased. While our software and reseller agreements generally do not provide for a specific right of return, we may accept product returns in certain circumstances. To date, sales returns have been infrequent and not significant in relation to our total revenues. We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. In determining the amount of the allowance required, management specifically analyzes its revenue transactions, customer software installation patterns, historical return pattern, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales return account. During 2002 and 2001, sales returns as a percentage of license revenues were approximately 2% and 2%, respectively, and generally related to revenues recognized in the prior 90 to 180 days. Our historical estimates of product returns have approximated actual returns. If our sales returns experience were to increase by an additional 1% of license revenues, our allowance for sales returns at March 31, 2003 would increase by approximately $100,000. At March 31, 2003 and December 31, 2002, our allowance for sales return account was $198,000 and $192,000, respectively.

     Litigation. We are the target of several securities class action complaints, other litigation, threatened litigation and mediation. Because of uncertainties related to both the amount and range of loss in these matters, our management is unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in these actions. As additional information becomes available, we will assess the potential liability related to our pending litigation and may revise our estimates. Any such assessments and estimation could materially impact our consolidated results of operations and financial position.

     Valuation of Long-lived Assets, Intangible Assets and Goodwill. We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Factors considered important that could trigger impairment include, but are not limited to, the following:

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

     We are required to perform an impairment review of goodwill on at least an annual basis. We performed the goodwill impairment analysis required by SFAS No. 142 as of January 1, 2002. We concluded that goodwill was not impaired. We also performed our annual analysis of goodwill on October 1, 2002 and concluded that goodwill was not impaired. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

Recent Accounting Pronouncements

     For recent accounting pronouncements see Note 6. Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements under Part I., Item. 1.

Factors That May Impact Future Operating Results

We have incurred losses throughout our operating history and may not be able to achieve profitability.

     We have incurred operating losses on a quarterly and annual basis throughout our history. As of March 31, 2003, we had an accumulated deficit of $47.2 million. We must increase our revenues to achieve profitable operations and positive cash flow. If our revenues do not grow, we will not be profitable. In fact, our revenues may decline over corresponding periods resulting in greater operating losses and significant negative cash flows.

Our future success depends on our ability to continue to sell to law firms and other professional service firms.

     We derived 77% of our license bookings for the quarter ended March 31, 2003 from sales to law firms and professional service firms. In order for us to sustain and grow our business, we must continue to successfully sell our software products and services into this vertical market. Failure to successfully sell to law firms and professional service firms will have a significant and adverse affect on our consolidated financial condition and results of operation.

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

     The period between initial contact with a prospective customer and the licensing of our application suite varies and can range from three to more than twelve months. Additionally, our sales cycle is long and complex as customers consider a number of factors before committing to purchase our application suite. Factors considered by customers when evaluating our application suite include product benefits, cost and time of implementation, return on investment, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend significant time and resources informing prospective customers about our software products, which may not result in a completed transaction and may negatively impact our operating margins. Even if iManage WorkSite has been chosen by the customer, completion of the sales transaction is subject to a number of factors, which makes our quarterly revenues difficult to forecast. These factors include but are not limited to:

•	Licensing of our software products is often an enterprise-wide decision by our customers that involves many factors. Accordingly, our ability to license our product may be impacted by changes in the strategic importance of collaborative content management projects to our customers, budgetary constraints or changes in customer personnel.

•	A customer’s internal approval and expenditure authorization process can be difficult and time consuming. Delays in approvals, even after selection of a vendor, could impact the timing and amount of revenues recognized in a quarterly period.

•	Changes in our sales incentive plans may have an unpredictable impact on our sales cycle and contracting activities.

•	The number, timing and significance of enhancements to our software products and the introduction of new software by our competitors and us may affect customer purchasing decisions.

     Specifically, in the first quarter of 2003 and throughout 2002, we continued to experience lengthening sales cycles due to increased organizational reviews by sales prospects of software purchases, regardless of transaction size. A continued lengthening in sales cycles and our inability to predict these trends could result in future revenue shortfalls from expectations, which would have a material impact on our operating results and, correspondingly, our stock price.

Declining economic conditions and significant world events, such as the events of September 11, 2001 and war, have affected and could continue to negatively impact our revenues and profits.

     Our revenue growth and profitability depend on the overall demand for collaborative content management software platforms and applications. The recession in the United States and declining economic conditions worldwide have (and may continue to) resulted in cutbacks by our customers in the purchase of our software products and services, longer sales cycles and lower average selling prices and postponed or canceled orders. Specifically, we experienced a shortfall in our anticipated revenues for the quarter ended June 30, 2002, which we believe was in part due to slowing information technology spending in reaction to declining economic conditions. To the extent that the current economic downturn continues or increases in severity, we believe demand for our products and services, and therefore our future revenues, could be further impacted.

     Our financial results could also be significantly impacted by geopolitical concerns and world events. Specifically, our revenues for the third quarter ended September 30, 2001 were negatively impacted by delays in customer orders and longer sales cycles resulting from terrorist attacks on the World Trade Center buildings and the Pentagon. We also experienced delays in some customer orders in the first quarter of 2003 as a result of concerns over the war in Iraq. Our revenues and financial results could be negatively impacted to the extent geopolitical concerns continue and similar events occur or are anticipated to occur.

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

     In addition, a significant portion of our revenues is derived from support contracts purchased by our existing customers. If our customers do not renew their support contracts or our current renewal rate experience declines, our revenues will decline and negatively affect our operating results.

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

     A significant portion of our license agreements are completed within the final few weeks of each quarter as many customers delay completion of a transaction until the end of a quarter to extract more favorable terms. In addition, our sales cycle is impacted by seasonal factors. Specifically, our historical experience indicates that our sales process and revenues are negatively impacted by the summer season in the third quarter. Additionally, our consulting and training services are negatively impacted in the fourth quarter due to the holiday season.

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

     When compared to us, many of these competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial resources. This may place us at a disadvantage in responding to our competitors’ strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Competitive pressures and our perceived viability in this market may make it difficult for us to acquire and retain customers, which could reduce our revenues and result in increased operating losses. Competitive pressures may also increase with the consolidation of competitors within our market, such as the acquisition of eRoom Technology, Inc. by Documentum, Inc. and the acquisition of Epicentric, Inc. by Vignette Corporation.

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

     We have established sales offices in international locations. For the quarter ended March 31, 2003, revenues from these international operations constituted approximately 25% of our total revenues. We anticipate devoting significant resources and management attention to expanding international opportunities, which subjects us to a number of risks including:

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

     We derived 49% of our license bookings from resellers of our application suite for the quarter ended March 31, 2003. Therefore, our future success depends on our ability to attract, retain, motivate and train resellers of our products. Similarly, the financial failure of any of our resellers could result in lower revenues and the write-off of amounts due from the failed reseller.

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

     Some systems integrators also engage in joint marketing and sales efforts with us. If our relationship with these systems integrators fails, we will have to devote substantially more resources to the sales and marketing of our application suite. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have longer and more established relationships with these systems integrators than we do and, as a result, these systems integrators may be more likely to recommend competitors’ products and services which could increase our expenses.

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

     If our customers cannot successfully implement large-scale deployments, or if they determine that our products cannot accommodate large-scale deployments, our customers will not license our solutions, and this will materially adversely affect our consolidated financial condition and operating results.

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

     Currently, our iManage WorkSite suite of products supports Windows, Solaris and Linux operating environments. If other platforms become more widely used, we could be required to convert our server application products to additional platforms. We may not succeed in these efforts, and even if we do, potential customers may not choose to license our product.

Defects in our software products could diminish demand for our products.

     Our software products are complex and may contain errors that may be detected at any point in the life cycle of the product. We cannot assure that, despite testing by us, our implementation partners and our current and potential customers, errors will not be found in our products or releases after commencement of commercial shipment, resulting in loss of revenues, delay in market acceptance and sales, product returns, diversion of development resources, injury to our reputation or increased service and warranty costs.

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

     We rely on software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. For example, we license Application Builder from Autonomy, Inc., Search `97® from Verity, Inc. and Outside In Viewer Technology® and Outside In HTML Export® from Stellent, Inc. The functionality of our iManage WorkSite suite products, therefore, depends on our ability to integrate these third-party technologies into our products. Furthermore, we may license additional software from third parties in the future to add functionality to our products. If our efforts to integrate this third-party software into our products are not successful, our customers may not license our products and our business will suffer.

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

Legislative actions, higher insurance cost and potential new accounting pronouncements are likely to impact our future consolidated financial position and results of operations.

     Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. In addition, insurance companies significantly increased insurance rates as a result of high claims over the past year, and our rates for our various insurance policies increased substantially. Further, proposed initiatives may result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our operating results.

We are the target of several securities class action complaints and other litigation, which could result in substantial costs and divert management attention and resources.

     Beginning in July 2001, several securities class action complaints were filed against us, the underwriters of our initial public offering, our directors and certain officers in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re iManage, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6277 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On or about April 19, 2002, plaintiffs served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. It names as defendants the Company; five of our present and former officers; and several investment banking firms that served as underwriters of our initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on the grounds that the registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. Plaintiffs seek unspecified monetary damages, attorneys’ fees and other costs.

     We are aware that similar allegations have been made in lawsuits challenging over 300 other public offerings conducted in 1999, 2000 and 2001. All of these cases have been consolidated for pretrial purposes before Judge Shira A. Scheindlin of the Southern District of New York. On July 15, 2002, the Company and its related individual defendants (as well as the other issuers named as defendants) filed a motion to dismiss. Subsequently, the individual defendants stipulated with plaintiffs to dismissal from the case without prejudice, subject to a tolling agreement. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases, including the case involving the Company. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against us and 184 other issuer defendants on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings.

     The Company and certain executive officers are defendants in a complaint filed by a former employee alleging ownership of 18,000 shares of our common stock that were never issued. The complaint alleges, among other claims, breach of contract, and the plaintiff is seeking damages of approximately $700,000 plus punitive damages of $10 million.

     While we believe that the allegations against our officers/directors and us are without merit, and intend to contest them vigorously, there can be no assurance that this matter will be resolved without costly litigation or in a manner that is not adverse to our consolidated financial position, results of operations or cash flows.

     We are a party to other threatened legal action including mediation arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

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

     To date, we have only one issued patent. We presently have additional United States and foreign patent applications pending. It is possible that some or all of the patents that we have applied for will not be issued, and even if issued, that some or all may not be successfully defended. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages or that the patents of others will harm our ability to do business.

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

     It is possible that in the future, a third party may bring suit claiming that we or our current or future products infringe their patents, trade secrets or copyrights. We have in fact received one such claim that we are currently evaluating. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. We have only one patent that we could use defensively against any company bringing such a claim. If our product was found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our product. Royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all, which could harm our business.

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

Intangible assets risk.

     We have $3.4 million in goodwill, $69,000 of intangible assets and $1.7 million of prepaid license royalties. At March 31, 2003, we believe our goodwill, intangible assets and prepaid license royalties are recoverable. However, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate the recoverability of these assets. We must continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets. Any adverse change in our recoverability assumptions could result in the writing down of our intangible assets, which could materially impact our consolidated results of operations and financial position.

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

     We develop products in the United States and market our products in North America, Europe and to a lesser extent in Asia/Pacific. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because significant portions of our revenues are currently denominated in U.S. dollars, a weakening or strengthening of the dollar could make our products more or less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments, including money market funds and commercial paper, and long-term investments, with maturities currently not exceeding one year. Our interest expense is also sensitive to changes in the general level of U.S. interest rates because the interest rate charged varies with the prime rate. Due to the nature of our investments, we believe that there is not a material exposure to such risk.

     Our investment portfolio consisted of fixed income securities of $35.6 million as of March 31, 2003 and $36.8 million as of December 31, 2002. These investment securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2003 and December 31, 2002, the decline in the fair value of the portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

     The following is a summary of our investment portfolio (in thousands):

	March 31, 2003

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$13,697	$—	$—	$13,697
Commercial paper	14,826	5	—	14,831
Corporate obligations	7,019	30	—	7,049

	$35,541	$35	$—	$35,577

	Estimated	Weighted
	Fair	Average
	Value	Interest Rate

Included in:
Cash and cash equivalents	$30,442	1.38%
Short-term investments	5,135	3.19%

	$35,577

	December 31, 2002

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$11,810	$—	$—	$11,810
Government agencies	9,583	3	—	9,586
Corporate obligations	15,404	47	—	15,451

	$36,797	$50	$—	$36,847

	Estimated	Weighted
	Fair	Average
	Value	Interest Rate

Included in:
Cash and cash equivalents	$28,611	1.58%
Short-term investments	8,236	3.97%

	$36,847

     The following is a summary of our portfolio investments by contractual maturity (in thousands):

	March 31,	December 31,
	2003	2002

Due in one year or less	$35,577	$36,847
Due after one year through two years	—	—

	$35,577	$36,847

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

     The Company is a party to other threatened legal action including mediation arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

     See Index to Exhibits on page 36 hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b)	Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

     Items 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Foster City, County of San Mateo, State of California, on the 14th day of May 2003.

iMANAGE, INC. (Registrant)

By:

/s/	Mahmood M. Panjwani

Mahmood M. Panjwani President, Chief Executive Officer and Chairman of the Board

/s/	John E. Calonico, Jr.

John E. Calonico, Jr. Vice President and Chief Financial Officer

CERTIFICATIONS

I, Mahmood M. Panjwani, Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of iManage, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of the registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	/s/ MAHMOOD M. PANJWANI Mahmood M. Panjwani Chief Executive Officer

CERTIFICATIONS

I, John E. Calonico, Jr., Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of iManage, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of the registrant’s Board of Directors (or persons performing the equivalent function):

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

7.	The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	/s/ JOHN E. CALONICO, JR. John E. Calonico, Jr. Chief Financial Officer

iMANAGE, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2003

		Incorporated by Reference			Filed Herewith

		Form	Date	Exhibit No.

2.1	Agreement and Plan of Reorganization, dated as of April 11, 2000 by and among iManage, Inc., a Delaware corporation, NetRight Technologies, Inc., a Delaware corporation and a wholly-owned subsidiary of iManage, Inc., and ThoughtStar, Inc., a Delaware corporation.	8-K	6/21/00	2.1

3.1	Restated Certificate of Incorporation of iManage, Inc.	S-1/A-1	10/8/99	3.1

3.2	Amended and Restated Bylaws of iManage, Inc.	S-1/A-1	10/8/99	3.2

4.1	Amended and Restated Rights Agreement as of May 5, 2000.	10-K	12/31/00	4.1

10.1	Form of Indemnification Agreement for directors and executive officers.	S-1	9/1/99	10.1

10.2	1997 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.	S-1/A-1	10/8/99	10.2

10.3	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A-1	10/8/99	10.3

10.4	Loan and Security Agreement dated March 31, 1999 between Silicon Valley Bank and the Company.	S-1	9/1/99	10.4

10.5	Loan Modification Agreement dated March 30, 2001 between Silicon Valley Bank and the Company.	10-K	12/31/00	10.5

10.6	Office Lease for 2121 S. El Camino Real, San Mateo, California between Cornerstone Properties I, LLC and the Company dated November 30, 1998, as amended to date.	10-K	12/31/99	10.5

10.7	Office Building Lease for 55 East Monroe Street between TST 55 East Monroe, LLC and the Company dated January 1999, as amended to date.	S-1	9/1/99	10.6

10.8	Sublease between the Company and Q-Image Corporation dated December 5, 1998.	S-1	9/1/99	10.7

10.9	Employment Agreement, dated September 7, 2000, between iManage, Inc. and Joseph Campbell.	10-K	12/31/00	10.12

10.10	Secured Promissory Note dated April 5, 2000 by Mark Culhane to iManage, Inc.	10-K	12/31/00	10.13

10.11	Stock Pledge Agreement dated April 5, 2000 by and between Mark Culhane, the Culhane Family Revocable Trust and iManage, Inc.	10-K	12/31/00	10.14

10.12	Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002.	10-K	12/31/02	10.13

		Incorporated by Reference			Filed Herewith

		Form	Date	Exhibit No.

10.13	Secured Promissory Note, dated April 2, 2002 by Joseph Campbell to iManage, Inc.	10-K/A-1	4/30/02	10.14

10.14	Stock Pledge Agreement dated April 2, 2002 by and between Joseph Campbell and iManage, Inc.	10-K/A-1	4/30/02	10.15

10.15	Deed of Trust dated April 2, 2002 by Joseph Campbell and Teresa B. Campbell in favor of iManage, Inc.	10-K/A-1	4/30/02	10.16

10.16	Employment Agreement, dated January 28, 2002, between iManage, Inc. and John Calonico.	10-Q	5/14/02	10.16

10.17	Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and iManage, Inc. dated December 16, 2002	10-K	3/26/03	10.17

10.18	Office Lease for 303 East Wacker, Chicago, Illinois between 303 Wacker Realty LLC and iManage, Inc. dated March, 17, 2003	10-K	3/26/03	10.18

21	Subsidiaries of iManage, Inc.	10-K	3/26/03	21

99.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.				x

99.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.				x