Form 10-Q
period 2003-06-30
IMANAGE INC
filed 2003-08-08
CIK 1093242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes [ ]	No [X]

As of August 5, 2003, there were approximately 24,476,000 shares of the registrant’s common stock outstanding.

iMANAGE, INC.

PART I:      FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

iMANAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$37,339	$29,920
Short-term investments	3,523	8,236
Accounts receivable, net	7,295	8,386
Prepaid expenses and other current assets	1,959	2,703

Total current assets	50,116	49,245
Property and equipment, net	1,880	2,319
Goodwill and other intangible assets, net	3,425	3,495
Other assets	2,417	2,610

Total assets	$57,838	$57,669

Liabilities and Stockholders’ Equity
Current liabilities:
Bank lines of credit, current portion	$4,213	$4,808
Accounts payable	1,287	2,535
Accrued liabilities	6,591	5,352
Deferred revenues	14,318	12,276

Total current liabilities	26,409	24,971
Bank lines of credit, less current portion	759	1,010

Total liabilities	27,168	25,981

Commitments and contingencies
Stockholders’ equity:
Common stock	24	24
Additional paid-in capital	78,212	77,773
Deferred stock-based compensation	(167)	(306)
Notes receivable for common stock	(330)	(330)
Accumulated comprehensive income (loss)	(10)	22
Accumulated deficit	(47,059)	(45,495)

Total stockholders’ equity	30,670	31,688

Total liabilities and stockholders’ equity	$57,838	$57,669

See accompanying notes to condensed consolidated financial statements.

iMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
License	$5,244	$4,265	$10,146	$11,378
Support and service	6,567	5,355	12,601	10,019

Total revenues	11,811	9,620	22,747	21,397

Cost of revenues:
License	362	392	730	777
Support and service	2,008	1,818	3,900	3,382

Total cost of revenues	2,370	2,210	4,630	4,159

Gross profit	9,441	7,410	18,117	17,238

Operating expenses:
Sales and marketing	6,214	6,779	12,371	13,568
Research and development	2,235	2,123	4,474	4,246
General and administrative	1,030	1,104	3,071	2,196
Amortization of intangible assets	35	365	70	725

Total operating expenses	9,514	10,371	19,986	20,735

Loss from operations	(73)	(2,961)	(1,869)	(3,497)
Interest income and other, net	257	325	388	574

Income (loss) before provision for income taxes	184	(2,636)	(1,481)	(2,923)
Provision for income taxes	50	20	83	40

Net income (loss)	$134	$(2,656)	$(1,564)	$(2,963)

Basic net income (loss) per common share	$0.01	$(0.11)	$(0.06)	$(0.12)

Diluted net income (loss) per common share	$0.01	$(0.11)	$(0.06)	$(0.12)

Shares used in computing basic net income (loss) per common share	24,265	23,961	24,229	23,834

Shares used in computing diluted net income (loss) per common share	25,473	23,961	24,229	23,834

See accompanying notes to condensed consolidated financial statements.

iMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,564)	$(2,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	902	1,721
Amortization of deferred stock-based compensation	139	235
Provision for doubtful accounts and sales returns	411	112
Stock issued for services	22	—
Lease termination expense	987	—
Changes in operating assets and liabilities:
Accounts receivable	683	2,196
Prepaid expenses and other assets	937	(309)
Accounts payable and accrued liabilities	(996)	(877)
Deferred revenues	2,042	1,641

Net cash provided by operating activities	3,563	1,756

Cash flows from investing activities:
Purchases of property and equipment	(393)	(1,518)
Purchases of investments	(1,003)	(4,150)
Maturities and sales of investments	5,681	10,688

Net cash provided by investing activities	4,285	5,020

Cash flows from financing activities:
Proceeds from bank lines of credit	6,852	7,026
Payment of bank lines of credit	(7,698)	(6,763)
Net proceeds from issuance of common stock	417	1,052
Repurchases of common stock	—	(60)

Net cash provided by (used in) financing activities	(429)	1,255

Net increase in cash and cash equivalents	7,419	8,031
Cash and cash equivalents at beginning of period	29,920	16,780

Cash and cash equivalents at end of period	$37,339	$24,811

Supplemental disclosures of non-cash investing and financing activities:
Deferred stock-based compensation	$—	$413

Issuance of common stock for services	$22	$108

See accompanying notes to condensed consolidated financial statements.

iMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the iManage, Inc. (“iManage” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the entire year or for any other period.

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

     The compensation cost associated with the Company’s stock-based compensation plans, determined using the Black-Scholes option pricing model, resulted in a material difference from the reported net income (loss) during the three- and six-month periods ended June 30, 2003 and 2002. Had compensation cost been recognized based on the fair value at the date of grant for options granted during the three- and six-month periods ended June 30, 2003 and 2002, the pro forma amounts of the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss):
As reported	$134	$(2,656)	$(1,564)	$(2,963)
Stock-based employee compensation included in net loss as reported	61	123	161	235
Stock-based employee compensation using the fair value method	(1,336)	(1,517)	(2,570)	(3,145)

Pro forma	$(1,141)	$(4,050)	$(3,973)	$(5,873)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic and diluted net income (loss) per common share:
As reported	$0.01	$(0.11)	$(0.06)	$(0.12)
Pro forma	$(0.05)	$(0.17)	$(0.16)	$(0.25)

     The Company calculated the fair value of each option grant on the date of grant during the three- and six-month periods ended June 30, 2003 and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Expected life of option	5 years	5 years	5 years	5 years
Risk-free interest rate	2.20%	4.15%	2.20-2.88%	4.15-4.97%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	112%	122%	112%	120-122%
Weighted average fair value	$3.31	$6.61	$3.32	$7.39

     The fair value of each stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Expected life of option	6 months	6 months	6 months	6 months
Risk-free interest rate	0.79%	1.08%	0.79-1.08%	1.08%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	112%	122%	112%	120-122%
Weighted average fair value	$1.91	$5.24	$1.92	$4.38

     The aggregate fair value of purchase rights granted in the three-month periods ended June 30, 2003 and 2002 was $131,000 and $234,000, respectively, and $249,000 and $326,000 for the six-month periods ended June 30, 2003 and 2002, respectively.

Note 2. Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is computed using the weighted average number of outstanding shares of common stock during the period, excluding shares of restricted stock subject to repurchase. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from options to purchase common stock and common stock subject to repurchase, using the treasury stock method.

     The following table reconciles net income (loss) to basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$134	$(2,656)	$(1,564)	$(2,963)
Shares used in computing basic net income (loss) per common share	24,265	23,961	24,229	23,834

Basic net income (loss) per common share	$0.01	$(0.11)	$(0.06)	$(0.12)

Shares used in computing diluted net income (loss) per common share	25,473	23,961	24,229	23,834

Diluted net income (loss) per common share	$0.01	$(0.11)	$(0.06)	$(0.12)

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Options to purchase common stock	4,876	5,269	5,198	5,269
Common stock subject to repurchase	—	11	1	11

	4,876	5,280	5,199	5,280

Note 3. Comprehensive Income and Loss

     Other comprehensive income and loss refers to revenues, expenses, gains and losses that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from net loss.

     The comprehensive income (loss) comprises the following items (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$134	$(2,656)	$(1,564)	$(2,963)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(20)	26	(35)	(108)
Translation adjustment	8	21	3	12

	(12)	47	(32)	(96)

Comprehensive income (loss)	$122	$(2,609)	$(1,596)	$(3,059)

     Accumulated other comprehensive income (loss) as of June 30, 2003 and December 31, 2002 comprises the following (in thousands):

	June 30,	December 31,
	2003	2002

Unrealized gain on available-for-sale investments	$15	$50
Cumulative translation adjustment	(25)	(28)

	$(10)	$22

Note 4. Stock-Based Compensation

     The amortization of stock-based compensation relates to the following items in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Cost of revenues	$1	$7	$3	$15
Sales and marketing	29	67	87	67
Research and development	3	8	9	22
General and administrative	28	41	62	131

	$61	$123	$161	$235

     Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

     During February 2003, the Company issued 9,453 shares of common stock at fair market value of $2.35 per share for services. On the date of issuance, the common stock had a fair market value of $22,000, which was recorded and expensed as stock-based compensation.

Note 5. Borrowings

     As of June 30, 2003, the Company had a line of credit agreement with a bank comprised of a revolving line of credit and an equipment line of credit. The line of credit agreement, which is collateralized by substantially all of the Company’s assets, intangible assets and intellectual property, includes covenant restrictions requiring the Company to maintain certain minimum profitability levels and limits the Company’s ability to declare and pay dividends.

     The revolving line of credit provides for borrowings of up to $5.0 million, which bears interest at the bank’s prime rate plus 0.50%. Borrowings are limited to $5.0 million minus the amount outstanding under the revolving line of credit and outstanding letters of credit, which total $1.3 million at June 30, 2003. At June 30, 2003 and December 31, 2002, the Company had outstanding borrowings against this facility totaling $3.2 million and $3.4 million, respectively. At June 30, 2003, $563,000 was available under the revolving line of credit.

     The equipment line of credit, which bears interest at the greater of the prime plus 0.50% or 4.75%, provides for borrowings of up to $6.0 million to finance the purchase of property and equipment. At June 30, 2003 and December 31, 2002, amounts outstanding under the equipment line of credit totaled $1.8 million and $2.4 million, respectively. Principal repayment began in March 2000 and will continue in monthly installments of principal and interest through December 2005. At June 30, 2003, $4.2 million was available under the equipment line of credit.

     Interest expense was $25,000 and $40,000 during the three-month periods ended June 30, 2003 and 2002, respectively, and $51,000 and $73,000 for the six-month periods ended June 30, 2003 and 2002, respectively. Cash paid for interest was $51,000 and $84,000 for the six-month periods ended June 30, 2003 and 2002, respectively.

Note 6. Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

     As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables us to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not significant. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party — generally, the Company’s business partners, subsidiaries and/or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products or services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

     The Company warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

     The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for other acts, such as personal property damage, of the Company’s subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

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

Note 7. Contingencies

     Beginning on July 11, 2001, several securities class action complaints were filed against the Company, the underwriters of its initial public offering, its directors and certain officers in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re iManage, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6277 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y). The operative amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. It names as defendants the Company and five of its present and former officers (the “iManage Defendants”); and several investment banking firms that served as underwriters of the initial public offering. Subsequently, the individual defendants stipulated with plaintiffs to dismissal from the case without prejudice, subject to a tolling agreement. The complaint alleges liability under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 on the grounds that the registration statement for the initial public offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also alleges that false analyst reports were issued. Plaintiffs seek unspecified monetary damages, attorneys’ fees and other costs. Similar allegations were made in other lawsuits challenging over 300 other public offerings conducted in 1999, 2000 and 2001. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The motion was denied as to claims under the Securities Act of 1933 in the case involving the Company, as well as in majority of all other cases. The motion was denied as to the claim under Section 10(b) as to the Company, on the basis that the complaint alleged that the Company had made an acquisitions following the initial public offering.

     The Company has decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the iManage Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the public offering cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The iManage Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

     The Company and certain executive officers are defendants in a complaint filed by a former employee alleging ownership of 18,000 shares of the Company’s common stock that were never issued. The complaint alleges breach of contract, breach of fiduciary duty and fraudulent concealment, and the plaintiff is seeking damages of approximately $700,000 plus unspecified punitive damages.

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

Note 8. Related Party Transactions

     The Company’s Chief Executive Officer is the owner of a consulting company, which subleased space from the Company and provided recruiting services to the Company. In addition, the Company reimbursed the consulting company for certain travel expenses and other services incurred on its behalf and for the use of certain assets. The Company discontinued the sublease and recruiting activities during the third quarter of 2002. Additionally, the Company engaged certain of the consulting company’s consultants to provide software development services. In 2002, the charges related to consulting and other service expense were limited to the salary, employer taxes and travel expenses of the related consultant, who was hired by the Company in December of 2002. No amounts were paid for the three- and six-month periods ended June 30, 2003. The Company paid the consulting company $41,000 and $77,000 for the three- and six-month periods ended June 30, 2002.

     On April 2, 2002, the Company made a loan of $750,000 to its Chief Operating Officer for the purchase of his primary residence. The loan bears interest at 5% per annum and principal and interest are due on the earlier of (i) April 2, 2007, (ii) the date six months following his voluntary resignation or termination for cause or (iii) any event of default under the collateralized note evidencing the loan. If the Chief Operating Officer exercises common stock options and sells the related common stock, 50% of the proceeds of the sale must be applied to the amount due under the loan. The loan is collateralized by (i) the shares or proceeds realized by the Chief Operating Officer upon the exercise of options to purchase the Company’s common stock, and (ii) a second deed of trust on the personal residence of the Chief Operating Officer. As of June 30, 2003, the principal balance of the loan was $641,000 and was included in Other Assets in the Company’s condensed consolidated balance sheets.

     On April 5, 2000, the Company made a loan to its former Chief Financial Officer of $1.0 million. The loan bears interest at 5% per annum and principal and interest will become due on the earlier of December 31, 2008 or the date upon which the former Chief Financial Officer will have the ability to sell common stock, subject to Company policy, if applicable, at a price of $20 per share or higher. The loan is collateralized by 165,000 shares of the Company’s common stock currently beneficially owned by the former Chief Financial Officer. As of June 30, 2003, the principal balance of the loan was $1.0 million and was included in Other Assets in the Company’s condensed consolidated balance sheets.

     In June 1999, the Company granted its former Vice President of Business Development an option to purchase 180,000 shares of the Company’s common stock at an exercise price of $1.65 per share. In July 1999, the former officer exercised the option in full with funds the Company loaned her under a full recourse promissory note approved by the Board of Directors. The promissory note accrues interest at the rate of 4.9% per year and was due on July 26, 2001. The due date has been extended to September 1, 2003. As of June 30, 2003, the principal balance of the loan was $297,000 and was included in Notes Receivable for Common Stock in the Company’s condensed consolidated balance sheets.

Note 9. Subsequent Event

     On August 6, 200, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Interwoven, Inc. (“Interwoven”) and Mahogany Acquisition Corporation, a Delaware Corporation and direct wholly-owned subsidiary of Interwoven (“Merger Sub”). The boards of directors of the Company and Interwoven unanimously approved the Merger Agreement and recommended that their stockholders approve and adopt the Merger Agreement and approve the merger and the issuance of the shares of Interwoven common stock in the merger, respectively. Subject to the approval of the respective stockholders of the Company and Interwoven, regulatory review and other customary conditions, the terms of the Merger Agreement provide that the Company will merge with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Interwoven. The Company’s stockholders will receive 2.0943 shares of Interwoven common stock and $1.20 in cash, without interest, for each outstanding share of Company common stock. Assuming consummation of the merger, the Company’s stockholders will own approximately 32.6% of the outstanding common stock of Interwoven. The transaction is expected to close in the fourth quarter of 2003.

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

Overview

     We provide collaborative content management software that enables businesses to manage and collaborate effectively on critical business content across the extended enterprise. Our product suite, iManage WorkSite, delivers document management, collaboration, workflow and knowledge management accessible through a portal in a single integrated Internet solution. We believe that iManage WorkSite improves communication and process efficiency, providing faster response times and a rapid return on investment for our customers. More than 600,000 users in over 1,300 businesses are utilizing iManage WorkSite.

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

     On August 6, 2003, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Interwoven, Inc. (“Interwoven”) and Mahogany Acquisition Corporation, a Delaware corporation and direct wholly-owned subsidiary of Interwoven (“Merger Sub”). The boards of directors of the iManage and Interwoven unanimously approved the Merger Agreement and recommended that their stockholders approve and adopt the Merger Agreement and approve the merger and the issuance of the shares of Interwoven common stock in the merger, respectively. Subject to the approval of the respective stockholders of iManage and Interwoven, regulatory review and other customary conditions, the terms of the Merger Agreement provide we will merge with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Interwoven. Our stockholders will receive 2.0943 shares of Interwoven common stock and $1.20 in cash, without interest, for each outstanding share of Company common stock. Assuming consummation of the merger, our stockholders will own approximately 32.6% of the outstanding common stock of Interwoven. The transaction is expected to close in the fourth quarter of 2003.

Results of Operations

     The following table sets forth, for the periods indicated, selected consolidated financial data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
License	44%	44%	45%	53%
Support and service	56	56	55	47

Total revenues	100	100	100	100

Cost of revenues:
License	3	4	3	3
Support and service	17	19	17	16

Total cost of revenues	20	23	20	19

Gross margin	80	77	80	81

Operating expenses:
Sales and marketing	53	71	55	64
Research and development	19	22	20	20
General and administrative	9	11	14	10
Amortization of intangible assets	—	4	—	3

Total operating expenses	81	108	89	97

Loss from operations	(1)	(31)	(9)	(16)
Interest income and other, net	2	4	2	2

Income (loss) before provision for income taxes	1	(27)	(7)	(14)
Provision for income taxes	—	—	—	—

Net income (loss)	1%	(27)%	(7)%	(14)%

Revenues

     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2003	2002	Change	2003	2002	Change

License	$5,244	$4,265	23%	$10,146	$11,378	(11)%
Support and service	6,567	5,355	23%	12,601	10,019	26%

	$11,811	$9,620	23%	$22,747	$21,397	6%

     License. License revenue increased 23% or $1.0 million and decreased 11% or $1.2 million for the three- and six-month periods ended June 30, 2003 from the corresponding prior year periods, respectively. The increase in license revenue in the three-month period ended June 30, 2003 was primarily due to the increased sales of the iManage WorkSite product suite to both new and existing customers. The decrease in license revenue in the six-month period ended June 30, 2003 was primarily due to lengthening sales cycles and lower information technology spending as our customers and prospects responded to weak economic conditions both domestically and internationally. License revenues accounted for 44% and 45% of total revenues for the three- and six-month periods ended June 30, 2003, as compared to 44% and 53% of total revenues for the corresponding prior year periods, respectively. The decrease in license revenues as a percentage of total revenues in the six-month period ended June 30, 2003 from the same period of 2002 were due to a decline in license revenues and an increase in annual support contracts and professional consulting services. We anticipate that license revenues for the remainder of 2003 as a percentage of total revenues will remain generally consistent with the three- and six-month periods ended June 30, 2003.

     Support and Service. Support and service revenues consisted primarily of customer support and, to a lesser extent, training and consulting services revenues. Support and service revenues increased 23%, or $1.2 million and 26%, or $2.6 million for the three- and six-month periods ended June 30, 2003 from the corresponding prior year periods. These increases were primarily due to increased support revenues from our growing installed base of customers. Our renewal rates of support contracts continued in the low to mid 90% range for the three- and six-month periods ended June 30, 2003 and were consistent with the corresponding periods in 2002. As a percentage of revenues, support and service revenue accounted for 56% and 55% of total revenues for the three- and six-month periods ended June 30, 2003, as compared to 56% and 47% of total revenues for the corresponding prior year periods, respectively. The increase in support and service revenues as a percentage of total revenues in the six-month periods ended June 30, 2003 was primarily due to increased customer support revenues, an increase in professional consulting services and declining license revenues. We anticipate that support and service revenues for the remainder of 2003 will increase over 2002 on an annualized basis primarily due to our growing customer installed base and the continued renewal of customers support contracts.

Cost of Revenues

     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2003	2002	Change	2003	2002	Change

License	$362	$392	(8)%	$730	$777	(6)%
Support and service	2,008	1,818	11%	3,900	3,382	15%

	$2,370	$2,210	7%	$4,630	$4,159	11%

     License. Cost of license revenues primarily consisted of royalties payable to third parties for software that was either embedded in or bundled with our software products. Cost of license decreased 8%, or $30,000 and 6%, or $47,000 for the three- and six-month periods ended June 30, 2003 from the corresponding prior year periods, respectively. The decreases in cost of license revenues were primarily due to lower payment to third party software providers for products embedded or bundled with our products. Our royalty payments to third parties are primarily fixed in nature and generally are not impacted by fluctuations in license revenues. As a percentage of related license revenue, cost of license was 7% for the three- and six-month periods ended June 30, 2003, as compared to 9% and 7% for the corresponding prior year periods, respectively. We expect that cost of license revenues in 2003 will remain generally consistent as a percentage of related license revenues with 2002. However, cost of license revenues as a percentage of related license revenues may fluctuate in the future due to the mix of software products sold, the extent to which third party software products are bundled with our products and amount of license revenues, as many of the third party software products embedded with our software are under fixed fee arrangements.

     Support and Service. Cost of support and service revenues primarily consisted of salaries and other personnel-related expenses, costs associated with supporting our customers with active support contracts and providing consulting and learning services and depreciation of equipment used in support and service activities. Cost of support and service revenues increased 11% or $190,000 and 15% or $518,000 for the three- and six-month periods ended June 30, 2003 from the corresponding prior year periods, respectively. As a percentage of related revenues, cost of support and service revenue was 31% for the three- and six-month periods ended June 30, 2003 as compared to 34% for the corresponding prior year periods, respectively. The decrease in cost of support and service revenues as a percentage of the related revenues was due to economies of scale associated with supporting our growing customer installed base. We anticipate that cost of support and services revenues will increase in absolute dollars on an annualized basis in 2003 to support and service our installed base of customers.

Operating Expenses

     The following sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2003	2002	Change	2003	2002	Change

Sales and marketing	$6,214	$6,779	(8)%	$12,371	$13,568	(9)%
Research and development	2,235	2,123	5%	4,474	4,246	5%
General and administrative	1,030	1,104	(7)%	3,071	2,196	40%
Amortization of intangible assets	35	365	(90)%	70	725	(90)%

	$9,514	$10,371	(8)%	$19,986	$20,735	(4)%

     Sales and Marketing. Sales and marketing expenses consisted primarily of salaries, commissions, benefits and amortization of stock-based compensation for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses decreased 8% or $565,000 and 9% or $1.2 million for the three- and six-month periods ended June 30, 2003 from the corresponding prior year periods, respectively. For the three-month period, the decrease in sales and marketing expense was primarily due to a $147,000 decrease in marketing programs, a $190,000 reduction in outside consulting services, a $122,000 decrease in travel expenses and a $100,000 decrease in facilities-related expenses. For the six-month period, the decrease was primarily due to a $395,000 reduction in outside consulting services, a $347,000 decrease in marketing programs expense, a $287,000 reduction in personnel-related costs including salaries, commission, bonus and recruiting expense and a $179,000 decrease in facilities-related expenses. As a percentage of revenues, sales and marketing expenses were 53% and 55% for the three- and six-month periods ended June 30, 2003 compared to 71% and 64% for the corresponding prior year, respectively. We anticipate that sales and marketing expense in the subsequent quarters of 2003, as a percentage of total revenues, will decrease slightly from the three- and six-month periods of 2003.

     Research and Development. Research and development expenses consisted primarily of personnel, third party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses increased 5%, or $112,000, and 5%, or $228,000 for the three- and six-month periods ended June 30, 2003 from the corresponding prior year periods, respectively. For the three-month period, the increase was due primarily to a $191,000 increase in personnel-related costs, which was partially offset by a $41,000 reduction in outside consulting services and a $35,000 reduction in office-related expense. For the six-month period, the increase was primarily due to a $150,000 increase in personnel-related costs, a $97,000 increase in outside consulting services and a $48,000 increase in facilities-related expenses, which were partially offset by a $60,000 reduction in office-related expense. As a percentage of revenues, research and development expenses were 19% and 20% for the three- and six-month periods ended June 30, 2003 compared to 22% and 20% for the corresponding prior year periods. We expect that research and development expense in the subsequent quarters of 2003, as a percentage of total revenues, will remain roughly consistent with the corresponding periods of 2003.

     General and Administrative. General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including legal, finance, accounting, information technology and human resources as well as insurance and facilities costs. General and administrative expenses decreased by 7%, or $74,000 and increased by 40%, or $875,000 in the three- and six-month periods ended June 30, 2003 from the corresponding prior year periods, respectively. For the three-month period, the decrease in general and administrative expense was primarily due to a decrease in facilities-related expenses. For the six-month period, the increase was primarily due to a lease termination expense of $987,000 associated with the early termination of our Chicago office lease in the first quarter of 2003, which was partially offset by a decrease in facilities-related expenses. The lease termination expense was reimbursed by our new landlord, and we will be amortizing the reimbursement over the life of our new Chicago office lease in accordance with Emerging Issues Task Force Issue No. 88-10, Costs Associated with Lease Modification or Termination. As a percentage of revenues, general and administrative expenses were 9% and 14% for the three- and six-month periods ended June 30, 2003, respectively, as compared to 11% and 10% for the corresponding prior year periods, respectively. We expect that general and administrative expense will increase slightly as a percentage of revenues in 2003 when compared to 2002 on an annualized basis due to the lease termination expense recorded in the first quarter of 2003. Additionally, we expect to take an additional charge in the fourth quarter of 2003 of approximately $500,000 related to the move to our new facilities in Chicago, IL. The charge relates to rent due on our current facility in Chicago from the date we occupy our new facility until April 2004, the lease termination date. Our new landlord has provided us with a free rent period to offset the rents due on our previous facility.

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

     We adopted SFAS No. 142 as of January 1, 2002 and, as a result, ceased amortizing the remaining unamortized balance of goodwill of $3.4 million. In lieu of amortization, we were required to perform an initial review to determine whether the value of our remaining goodwill asset was impaired and periodic impairment reviews annually thereafter. We completed our review during the first and second quarters of 2003 and no impairment charge was required. However, there can be no assurance that a future evaluation will not require an impairment charge to be recorded. We expect to record $35,000 of amortization related to other intangible assets in the quarter ended September 30, 2003, at which time the asset will be fully amortized.

Interest Income and Other, Net

     Interest income and other was $257,000 and $388,000 for the three-month periods ended June 30, 2003 and 2002, respectively. Interest income and other was $325,000 and $574,000 for the six-month periods ended June 30, 2003 and 2002, respectively. The decrease in interest income and other was primarily due to lower interest rates on our investments portfolio compared to the corresponding prior year periods, which was partially offset by the gain on foreign currency transactions of $138,000 and nil in the three- and six-month periods ended June 30, 2003.

Provision for Income Taxes

     The provision for income taxes recorded for the quarters ended June 30, 2003 and 2002 is related primarily to international taxes. Deferred tax liabilities and assets are determined based on the temporary difference between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that these assets are realizable. At such time, it is determined that it is not likely that the assets will be realized. Therefore, at June 30, 2003, we have recorded a full valuation allowance against the deferred income tax assets. We will continue to evaluate the recoverability of our deferred tax asset on a quarterly basis.

Liquidity and Capital Resources

     Cash provided (used) in the quarters ended June 30, 2003 and 2002 is as follows (in thousands):

	Six Months Ended
	June 30,

	2003	2002

Cash provided by operating activities	$3,563	$1,756
Cash provided by investing activities	$4,285	$5,020
Cash provided by (used in) financing activities	$(429)	$1,255

     At June 30, 2003, we had cash, cash equivalents and short-term investments of $40.9 million.

     Operating Activities. For the six-month ended June 30, 2003, net cash provided by operating activities was $3.6 million. The adjusted cash generated for the first six months of 2003 was $897,000, which derived from our net loss of $1.6 million after excluding the effects of non-cash items including lease termination expense of

$987,000, depreciation and amortization of $902,000, provision for doubtful accounts and sales returns of $411,000 and deferred stock-based compensation of $139,000. Additional cash was generated from an increase of $2.0 million in deferred revenues, a decrease of $937,000 in prepaid expenses and other assets and a decrease of $683,000 in accounts receivable, which was partially offset by a decrease in accounts payable and accrued liabilities of $996,000. For the six-month ended June 30, 2002, net cash provided by operating activities was $1.8 million. The adjusted cash usage was $895,000, which derived from our net loss of $3.0 million after excluding the effects of non-cash items including depreciation and amortization of $1.7 million, deferred stock-based compensation of $235 and provision for doubtful accounts and sales returns of $112,000. Additional cash was generated from a decrease of $2.2 million in accounts receivable and an increase of $1.6 million in deferred revenues, which were partially offset by a decrease in accounts payable and accrued liabilities of $877,000 and an increase in prepaid expenses and other assets of $309,000.

     A number of non-cash items were charged to expense and increased our net loss. These items include depreciation and amortization of property and equipment and intangible assets, amortization of deferred stock-based compensation and provisions for doubtful accounts and sales returns. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our cash flows.

     Our primary source of operating cash flow is the collection of accounts receivable from our customers offset by the timing of payments to our vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding were 58 days and 62 days for the quarter ended June 30, 2003 and 2002, respectively. Our days outstanding decreased slightly in 2003 from the same period of 2002 primarily due to our continued focus on cash collections and higher support and service revenues, which have shorter collection cycles than license revenues. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

     Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.

     Investing Activities. Net cash provided by investing activities was $4.3 million for the six-month ended June 30, 2003. Our investing cash flow primarily resulted from $5.7 million of proceeds received from the maturity and sale of investments, partially offset by $1.0 million to purchase investment securities and $393,000 for the purchase of property and equipment. Net cash provided by investing activities was $5.0 million during for the six-month ended June 30, 2002. This primarily resulted from $10.7 million of proceeds received from the maturity and sale of investments, partially offset by $4.2 million to purchase investment securities and the purchase of property and equipment of $1.5 million.

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

     Financing Activities. Net cash used in financing activities of $429,000 for the six-month ended June 30, 2003 included $7.7 million repayments of bank lines of credit, offset by proceeds from bank lines of credit of $6.9 million and the net proceeds from issuance of common stock of $417,000. Net cash provided by financing activities of $1.3 million for the six-month ended June 30, 2002 included $7.0 million of proceeds from bank lines of credit and $1.1 million from the net proceeds from issuance of common stock, partially offset by repayments of bank lines of credit of $6.5 million.

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

     Lines of Credit. As of June 30, 2003, we had a revolving line of credit with a bank for $5.0 million, which bears interest at the bank’s prime rate plus 0.50%. Borrowings were limited to $5.0 million minus the amount outstanding under the revolving line of credit and outstanding letters of credit. This line of credit is collateralized by substantially all of our assets. As of June 30, 2003, we borrowed $3.2 million under this facility and had three outstanding standby letters of credit totaling $1.3 million primarily related to facilities lease obligations. In addition, as of June 30, 2003, we had equipment lines of credit with a bank for $6.0 million, which bears interest at the greater of the bank’s prime rate plus 0.50% or 4.75%. As of June 30, 2003, we had $1.8 million outstanding under the equipment line of credit. Principal payments due under these line of credit facilities for 2003, 2004, 2005 and 2006 were $3.8 million, $749,000, $427,000 and $35,000, respectively.

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

     We were in compliance with all of these financial covenants as of June 30, 2003.

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

     On March 17, 2003, we exercised an option to terminate the lease for our existing facility in Chicago, Illinois, which will now expire on April 30, 2004, and, on March 21, 2003, entered into a new facilities lease for approximately 39,000 square feet in the Chicago area. In connection with the lease termination, we incurred a lease termination fee of $987,000, which was charged to general and administrative expense in the first quarter of 2003. The new facilities lease commences no later than August 1, 2003, is non-cancelable and expires in 2016. Our research and development, customer support, training and certain sales and marketing personnel are expected to relocate to this new facility in the fourth quarter of 2003. We expect to charge to expense, upon vacating the facility subject to the terminated lease, the remaining lease payments due under the terminated lease agreement from the date of our occupancy of the new facility to April 30, 2004. We currently estimate the amount of this charge to be $500,000, and we expect to record the charges in the quarterly period ended December 31, 2003. The new lease agreement provides for cash payments from the landlord sufficient to offset the lease termination fee and provides for a period of free rent for the initial 12 months of the lease agreement including operating costs, and an additional 2 months of free rent, excluding operating costs, in each of the second, third and fourth years of the lease agreement.

The free rent period and the cash payments from the landlord will reduce rent expense for the new facility on a ratable basis over the term of the new lease.

Financial Risk Management

     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-U.S. dollar-denominated revenues and operating expenses in Europe, Australia and Canada. In the quarter ended June 30, 2003, the Company realized approximately $140,000 in foreign currency gains associated with the collection of accounts receivable amounts denominated primarily in British pounds and euros and the conversion of foreign currency held in our operating account. At the present time, our foreign currency exposure is not significant; therefore, we are not currently engaged in hedging activity.

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

     Allowance for Doubtful Accounts. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. Management specifically analyzes its accounts receivable and historical bad debt pattern, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2003 and December 31, 2002, our allowance for doubtful accounts balance, which related primarily to specific accounts where we believe collection is not probable and to a lesser extent our historical experience applied to accounts receivable not specifically reserved, was $256,000 and $322,000, respectively. These amounts represent 4% of total accounts receivable at June 30, 2003 and December 31, 2002.

     Allowance for Sales Returns. From time to time, a customer may return to us some or all of the software purchased. While our software and reseller agreements generally do not provide for a specific right of return, we may accept product returns in certain circumstances. To date, sales returns have been infrequent and not significant in relation to our total revenues. We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. In determining the amount of the allowance required, management specifically analyzes its revenue transactions, customer software installation patterns, historical return pattern, current economic trends, customers balances where the risk of product return is high and changes in its customer payment terms when evaluating the adequacy of the allowance for sales return account. During 2002 and 2001, sales returns as a percentage of license revenues were approximately 2% and 2%, respectively, and generally related to revenues recognized in the prior 90 to 180 days. Our historical estimates of product returns have approximated actual returns. If our sales returns experience were to increase by an additional 1% of license revenues, our allowance for sales returns at June 30, 2003 would increase by approximately $120,000. At June 30, 2003 and December 31, 2002, our allowance for sales return account was $594,000 and $192,000, respectively.

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

Factors That May Impact Future Operating Results

There are numerous risks associated with our recently announced and pending merger with Interwoven, Inc.

     We have recently announced that we have entered into a merger agreement with Interwoven, pursuant to which we will merge with and into a direct wholly-owned subsidiary of Interwoven, which will be the surviving entity. As a result of the merger, our stockholders will own approximately 32.6% and the existing Interwoven stockholders will own approximately 67.4% of the combined organization. Such merger is subject to a number of risks, including risks related to:

•	unanticipated costs related to the merger;

•	diversion of management’s time and attention from our existing business;

•	disruption of our ongoing business operations;

•	potential loss of key employees and employee productivity;

•	adverse effects on existing business relationships with customers and customer prospects;

•	potential revenue declines as a result of customer and potential customer uncertainty;

•	the inability to successfully integrate our operations, products and personnel with those of Interwoven in a timely and efficient manner, or at all;

•	the inability to achieve the strategic objectives and anticipated potential benefits of the merger;

•	potential litigation associated with the pending transaction;

•	the economic environment of the enterprise software industry; and

•	general economic conditions.

In addition, if the merger is not consummated for any reason, we may be subject to a number of risks, including:

•	the effect of incurring substantial costs related to the merger, such as legal, accounting and financial advisor fees, which will be required to be paid even if the merger is not consummated;

•	our ability to retain key employees may be adversely affected;

•	our relationships with customers may be adversely affected;

•	the perception of the Company as a viable independent company may be damaged;

•	continuing to operate as an independent company, or finding another merger partner or acquirer able to complete an alternative merger or sale of the company on terms as favorable to us and our stockholders as the merger; and

•	depending upon the reason for termination of the merger, the possible requirement that we pay a substantial termination fee to Interwoven.

     We do not know whether the merger will close, or, if it closes, that we will be able to successfully integrate our business, products, technologies or personnel with those of Interwoven or meet our financial or other strategic objectives. Any failure to do so could seriously harm our business, financial condition and results of operations. Our business is different from that of Interwoven’s, and Interwoven’s results of operations, as well as the price of Interwoven’s common stock, may be affected by factors different than those affecting our results of operations and the price of our common stock.

We have incurred losses throughout our operating history and may not be able to achieve consistent profitability.

     We have incurred operating losses on a quarterly and annual basis throughout our history. As of June 30, 2003, we had an accumulated deficit of $47.1 million. We must increase our revenues to achieve consistently profitable operations and positive cash flow. If our revenues do not grow, we will not be consistently profitable. In fact, our revenues may decline over corresponding periods resulting in greater operating losses and significant negative cash flows.

Our future success depends on our ability to continue to sell to law firms and other professional service firms.

     We derived 66% of our license revenues for the quarter ended June 30, 2003 from sales to law firms and professional service firms. In order for us to sustain and grow our business, we must continue to successfully sell our software products and services into this vertical market. Failure to successfully sell to law firms and professional service firms will have a significant and adverse affect on our consolidated financial condition and results of operation.

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

     Our future success is dependent on our ability to sell software licenses and services to customers outside of professional service firms, particularly large multi-national corporations in financial services and manufacturing and governments. To sell to multi-national corporations, we must devote time and resources to hire and train sales employees to work in industries other than legal and professional service firms. Even if we are successful in hiring and training sales teams, customers in other industries may not perceive the value in or require our collaborative content management software applications.

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

     Specifically, in the first half of 2003 and throughout 2002, we continued to experience lengthening sales cycles due to increased organizational reviews by sales prospects of software purchases, regardless of transaction size. A continued lengthening in sales cycles and our inability to predict these trends could result in lower than expected future revenue, which would have a material impact on our operating results and, correspondingly, our stock price.

Declining economic conditions and significant world events have affected and could continue to negatively impact our revenues and profits.

     Our revenue growth and profitability depend on the overall demand for collaborative content management software platforms and applications. Prolonged economic weakness in the United States and declining economic conditions worldwide have resulted in and may continue to result in cutbacks by our customers in the purchase of our software products and services, longer sales cycles and lower average selling prices and postponed or canceled orders. Specifically, we experienced a shortfall in our anticipated revenues for the quarter ended June 30, 2002, which we believe was in part due to slowing information technology spending in reaction to declining economic conditions. To the extent that the current economic downturn continues or increases in severity, we believe demand for our products and services, and therefore our future revenues, could be further impacted.

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

     When compared to us, many of these competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial resources. This may place us at a disadvantage in responding to our competitors’ strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Competitive pressures and our perceived viability in this market may make it difficult for us to acquire and retain customers, which could reduce our revenues and result in increased operating losses. Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of eRoom Technology, Inc. by Documentum, Inc., Kramer Lee & Associates by Hummingbird Ltd. and the acquisition of Epicentric, Inc. by Vignette Corporation.

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

     We have established sales offices in international locations. For the quarter ended June 30, 2003, revenues from these international operations constituted approximately 17% of our total revenues. We anticipate devoting significant resources and management attention to expanding international opportunities, which subjects us to a number of risks including:

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

     We derived 41% of our license bookings from resellers of our application suite for the quarter ended June 30, 2003. Therefore, our future success depends on our ability to attract, retain, motivate and train resellers of our products. Similarly, the financial failure of any of our resellers could result in lower revenues and the write-off of amounts due from the failed reseller.

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

     Some systems integrators also engage in joint marketing and sales efforts with us. If our relationship with these systems integrators fails, we will have to devote substantially more resources to the sales and marketing of our application suite. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have longer and more established relationships with these systems integrators than we do and, as a result, these systems integrators may be more likely to recommend competitors’ products and services, which could increase our expenses.

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

     We rely on software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. For example, we license Application Builder from Autonomy, Inc., Search ‘97® from Verity, Inc. and Outside In Viewer Technology® and Outside In HTML Export® from Stellent, Inc. The functionality of our iManage WorkSite suite products, therefore, depends on our ability to integrate these third-party technologies into our products. Furthermore, we may license additional software from third parties in the future to add functionality to our products. If our efforts to integrate this third-party software into our products are not successful, our customers may not license our products and our business will suffer.

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

New legislative, higher insurance cost and potential new accounting pronouncements are likely to impact our future consolidated financial position and results of operations.

     Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. In addition, insurance companies significantly increased insurance rates as a result of higher claims over the past year, and our rates for our various insurance policies increased substantially. Further, proposed initiatives may result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our operating results.

We are the target of several securities class action complaints and other litigation, which could result in substantial costs and divert management attention and resources.

     Beginning on July 11, 2001, several securities class action complaints were filed against us, the underwriters of our initial public offering, our directors and certain officers in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re iManage, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6277 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y). The operative amended complaint is brought purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. It names as defendants the Company and five of our present and former officers (the “iManage Defendants”); and several investment banking firms that served as underwriters of the initial public offering. Subsequently, the individual defendants stipulated with plaintiffs to dismissal from the case without prejudice, subject to a tolling agreement. The complaint alleges liability under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 on the grounds that the registration statement for the initial public offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also alleges that false analyst reports were issued. Plaintiffs seek unspecified monetary damages, attorneys’ fees and other costs. Similar allegations were made in other lawsuits challenging over 300 other public offerings conducted in 1999, 2000 and 2001. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The motion was denied as to claims under the Securities Act of 1933 in the case involving us, as well as in majority of all other cases. The motion was denied as to the claim under Section 10(b) as to us, on the basis that the complaint alleged that we had made an acquisitions following the initial public offering.

     We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the iManage Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the public offering cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The iManage Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

     We and certain of our executive officers are defendants in a complaint filed by a former employee alleging ownership of 18,000 shares of our common stock that were never issued. The complaint alleges breach of contract, breach of fiduciary duty and fraudulent concealment, and the plaintiff is seeking damages of approximately $700,000 plus unspecified punitive damages.

     While we believes that the allegations against our officers, directors and the Company are without merit, and intends to contest them vigorously, there can be no assurance that these matters will be resolved without costly litigation or in a manner that is not adverse to its consolidated financial position, results of operations or cash flows. No estimate can be made of the possible loss or range of loss associated with the resolution of these matters.

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

Future write-offs of intangible assets may impact our future operating results.

     We have $3.4 million in goodwill, $35,000 of intangible assets and $1.5 million of prepaid license royalties at June 30, 2003; we believe our goodwill, intangible assets and prepaid license royalties are recoverable. However, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate the recoverability of these assets. We must continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets. Any adverse change in our recoverability assumptions could result in the writing down of our intangible assets, which could materially impact our consolidated results of operations and financial position.

There may be sales of a substantial amount of our common stock in the near future that could cause our stock price to fall.

     Some of our current stockholders hold a substantial number of shares, which they are able to sell in the public market, subject to restrictions under the securities laws and regulations. Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. Moreover, two of our executive officers and one of our directors have established systematic plans under which they will sell a pre-determined number of shares per quarter, provided that a certain minimum price is obtained. These plans may be perceived poorly in the market, and together with the increased number of shares being made available on the market, these plans may have an adverse effect on our share price. Executive officers and board members may also sell stock outside of the systematic plan at their election. In addition, a fall in our stock price could impair our ability to raise capital through the sale of additional stock.

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

     Our investment portfolio consisted of fixed income securities of $35.4 million as of June 30, 2003 and $36.8 million as of December 31, 2002. These investment securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2003 and December 31, 2002, the decline in the fair value of the portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

     The following is a summary of our investment portfolio (in thousands):

	June 30, 2003

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$11,936	$—	$—	$11,936
Commercial paper	18,945	4	—	18,949
Corporate obligations	4,508	11	—	4,519

	$35,389	$15	$—	$35,404

	Estimated	Weighted
	Fair	Average
	Value	Interest Rate

Included in:
Cash and cash equivalents	$31,881	1.25%
Short-term investments	3,523	3.72%

	$35,404

	December 31, 2002

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$11,810	$—	$—	$11,810
Government agencies	9,583	3	—	9,586
Corporate obligations	15,404	47	—	15,451

	$36,797	$50	$—	$36,847

	Estimated	Weighted
	Fair	Average
	Value	Interest Rate

Included in:
Cash and cash equivalents	$28,611	1.58%
Short-term investments	8,236	3.97%

	$36,847

     The following is a summary of our portfolio investments by contractual maturity (in thousands):

	June 30,	December 31,
	2003	2002

Due in one year or less	$35,404	$36,847
Due after one year through two years	—	—

	$35,404	$36,847

ITEM 4.     CONTROLS AND PROCEDURES

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II:     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     Beginning on July 11, 2001, several securities class action complaints were filed against the Company, the underwriters of its initial public offering, its directors and certain officers in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re iManage, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6277 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y). The operative amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. It names as defendants the Company and five of its present and former officers (the “iManage Defendants”); and several investment banking firms that served as underwriters of the initial public offering. Subsequently, the individual defendants stipulated with plaintiffs to dismissal from the case without prejudice, subject to a tolling agreement. The complaint alleges liability under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 on the grounds that the registration statement for the initial public offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also alleges that false analyst reports were issued. Plaintiffs seek unspecified monetary damages, attorneys’ fees and other costs. Similar allegations were made in other lawsuits challenging over 300 other public offerings conducted in 1999, 2000 and 2001. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The motion was denied as to claims under the Securities Act of 1933 in the case involving the Company, as well as in majority of all other cases. The motion was denied as to the claim under Section 10(b) as to the Company, on the basis that the complaint alleged that the Company had made an acquisitions following the initial public offering.

     The Company has decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the iManage Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the public offering cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The

iManage Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

     The Company and certain executive officers are defendants in a complaint filed by a former employee alleging ownership of 18,000 shares of the Company’s common stock that were never issued. The complaint alleges breach of contract, breach of fiduciary duty and fraudulent concealment, and the plaintiff is seeking damages of approximately $700,000 plus unspecified punitive damages.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s annual meeting of stockholders was held on June 12, 2003 (the “Annual Meeting”). The following matters were considered and voted upon at the Annual Meeting:

(a)	To elect two (2) Class I directors to hold office until the 2006 Annual Meeting of Stockholders. The votes cast and withheld for such nominees were as follows:

		Votes
	Votes For	Withheld

Rafiq R. Mohammadi	22,277,282	1,042,468
Moez R. Virani	22,699,920	619,830

(b)	To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the year ending December 31, 2003.

For	23,225,725
Against	2,456
Abstain	91,569

     Based on these voting results, each of the directors nominated was elected and the appointment of PricewaterhouseCoopers LLP was approved.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

     See Index to Exhibits on page 36 hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b)	Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on April 16, 2003. Pursuant to the interim guidance provided in Securities and Exchange Commission Release No. 33-8216, the disclosure in the Current Report on Form 8-K was furnished under Item 12 of Form 8-K.

     Items 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Foster City, County of San Mateo, State of California, on the 8th day of August 2003.

iMANAGE, INC.
(Registrant)

By:

/s/ MAHMOOD M. PANJWANI

Mahmood M. Panjwani
President, Chief Executive Officer and
Chairman of the Board

/s/ JOHN E. CALONICO, Jr.

John E. Calonico, Jr.
Vice President and Chief Financial Officer

iMANAGE, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2003

		Incorporated by Reference			Filed Herewith

		Form	Date	Exhibit No.

2.1	Agreement and Plan of Reorganization, dated as of April 11, 2000 by and among iManage, Inc., a Delaware corporation, NetRight Technologies, Inc., a Delaware corporation and a wholly-owned subsidiary of iManage, Inc., and ThoughtStar, Inc., a Delaware corporation.	8-K	6/21/00	2.1

3.1	Restated Certificate of Incorporation of iManage, Inc.	S-1/A-1	10/8/99	3.1

3.2	Amended and Restated Bylaws of iManage, Inc.	S-1/A-1	10/8/99	3.2

4.1	Amended and Restated Rights Agreement as of May 5, 2000.	10-K	12/31/00	4.1

10.1	Form of Indemnification Agreement for directors and executive officers.	S-1	9/1/99	10.1

10.2	1997 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.	S-1/A-1	10/8/99	10.2

10.3	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A-1	10/8/99	10.3

10.4	Loan and Security Agreement dated March 31, 1999 between Silicon Valley Bank and the Company.	S-1	9/1/99	10.4

10.5	Loan Modification Agreement dated March 30, 2001 between Silicon Valley Bank and the Company.	10-K	12/31/00	10.5

10.6	Office Lease for 2121 S. El Camino Real, San Mateo, California between Cornerstone Properties I, LLC and the Company dated November 30, 1998, as amended to date.	10-K	12/31/99	10.5

10.7	Office Building Lease for 55 East Monroe Street between TST 55 East Monroe, LLC and the Company dated January 1999, as amended to date.	S-1	9/1/99	10.6

10.8	Sublease between the Company and Q-Image Corporation dated December 5, 1998.	S-1	9/1/99	10.7

10.9	Employment Agreement, dated September 7, 2000, between iManage, Inc. and Joseph Campbell.	10-K	12/31/00	10.12

10.10	Secured Promissory Note dated April 5, 2000 by Mark Culhane to iManage, Inc.	10-K	12/31/00	10.13

10.11	Stock Pledge Agreement dated April 5, 2000 by and between Mark Culhane, the Culhane Family Revocable Trust and iManage, Inc.	10-K	12/31/00	10.14

10.12	Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002.	10-K	12/31/02	10.13

		Incorporated by Reference			Filed Herewith

		Form	Date	Exhibit No.

10.13	Secured Promissory Note, dated April 2, 2002 by Joseph Campbell to iManage, Inc.	10-K/A-1	4/30/02	10.14

10.14	Stock Pledge Agreement dated April 2, 2002 by and between Joseph Campbell and iManage, Inc.	10-K/A-1	4/30/02	10.15

10.15	Deed of Trust dated April 2, 2002 by Joseph Campbell and Teresa B. Campbell in favor of iManage, Inc.	10-K/A-1	4/30/02	10.16

10.16	Employment Agreement, dated January 28, 2002, between iManage, Inc. and John Calonico.	10-Q	5/14/02	10.16

10.17	Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and iManage, Inc. dated December 16, 2002	10-K	3/26/03	10.17

10.18	Office Lease for 303 East Wacker, Chicago, Illinois between 303 Wacker Realty LLC and iManage, Inc. dated March, 17, 2003	10-K	3/26/03	10.18

21	Subsidiaries of iManage, Inc.	10-K	3/26/03	21

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.				x

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.				x

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.				x