Form 10-Q/A
period 2003-06-30
IMANAGE INC
filed 2003-08-11
CIK 1093242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

This amended Quarterly Report on Form 10-Q/A amends and restates in its entirety iManage’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 as of the date of filing the original Form 10-Q, August 8, 2003. iManage has filed this amended Quarterly Report on Form 10-Q/A to revise its disclosure in Part I, Item 4. and in the certifications of its Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 31.2 to comport with the revised disclosure and certification requirements of the Sarbanes-Oxley Act of 2002. The revised certifications included herein are in the form prescribed by the Securities and Exchange Commission without modification or qualification. All other portions of the filing, other than the change to Item 4., remain unchanged from the original Form 10-Q filed on August 8, 2003.

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

ITEM 4.     CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Company’s Chief Executive Officer (“CEO”), Mahmood M. Panjwani, and Chief Financial Officer (“CFO”), John E. Calonico, Jr., we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Foster City, County of San Mateo, State of California, on the 11th day of August 2003.

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