Form 10-Q
period 2003-09-30
IMANAGE INC
filed 2003-11-12
CIK 1093242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 2003

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

As of November 7, 2003, there were approximately 25,210,000 shares of the registrant’s common stock outstanding.

iMANAGE, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

iMANAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$40,044	$29,920
Short-term investments	4	8,236
Accounts receivable, net	7,285	8,386
Prepaid expenses and other current assets	1,570	2,703

Total current assets	48,903	49,245
Property and equipment, net	1,765	2,319
Goodwill and other intangible assets, net	3,391	3,495
Other assets	2,299	2,610

Total assets	$56,358	$57,669

Liabilities and Stockholders’ Equity
Current liabilities:
Bank lines of credit, current portion	$4,057	$4,808
Accounts payable	787	2,535
Accrued liabilities	8,136	5,352
Deferred revenues	11,252	12,276

Total current liabilities	24,232	24,971
Bank lines of credit, less current portion	611	1,010

Total liabilities	24,843	25,981

Commitments and contingencies
Stockholders’ equity:
Common stock	25	24
Additional paid-in capital	79,556	77,773
Deferred stock-based compensation	(121)	(306)
Notes receivable for common stock	—	(330)
Accumulated comprehensive income (loss)	(33)	22
Accumulated deficit	(47,912)	(45,495)

Total stockholders’ equity	31,515	31,688

Total liabilities and stockholders’ equity	$56,358	$57,669

See accompanying notes to condensed consolidated financial statements.

iMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
License	$5,397	$4,100	$15,543	$15,478
Support and service	7,004	5,491	19,605	15,510

Total revenues	12,401	9,591	35,148	30,988

Cost of revenues:
License	362	296	1,092	1,073
Support and service	2,046	1,829	5,946	5,211

Total cost of revenues	2,408	2,125	7,038	6,284

Gross profit	9,993	7,466	28,110	24,704

Operating expenses:
Sales and marketing	6,368	6,704	18,739	20,272
Research and development	2,300	2,295	6,774	6,541
General and administrative	1,088	1,169	4,159	3,365
Merger-related expenses	1,124	—	1,124	—
Amortization of intangible assets	34	34	104	759

Total operating expenses	10,914	10,202	30,900	30,937

Loss from operations	(921)	(2,736)	(2,790)	(6,233)
Interest income and other, net	118	277	506	851

Loss before provision for income taxes	(803)	(2,459)	(2,284)	(5,382)
Provision for income taxes	50	20	133	60

Net loss	$(853)	$(2,479)	$(2,417)	$(5,442)

Basic and diluted net loss per common share	$(0.03)	$(0.10)	$(0.10)	$(0.23)

Shares used in computing basic and diluted net loss per common share	24,551	24,161	24,337	23,948

See accompanying notes to condensed consolidated financial statements.

iMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,417)	$(5,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,273	2,280
Amortization of deferred stock-based compensation	185	434
Provision for doubtful accounts and sales returns	446	326
Stock issued for services	22	—
Lease termination expense	987	—
Merger-related expenses	1,124	—
Changes in operating assets and liabilities:
Accounts receivable	646	2,508
Prepaid expenses and other assets	1,444	98
Accounts payable and accrued liabilities	(1,075)	(1,273)
Deferred revenues	(1,024)	822

Net cash provided by (used in) operating activities	1,611	(247)

Cash flows from investing activities:
Purchases of property and equipment	(615)	(1,867)
Purchases of investments	(1,003)	(3,155)
Maturities and sales of investments	9,189	16,765

Net cash provided by (used in) investing activities	7,571	11,743

Cash flows from financing activities:
Proceeds from bank lines of credit	10,002	10,501
Payment of bank lines of credit	(11,152)	(10,476)
Payment of notes receivable from stockholders	330	—
Net proceeds from issuance of common stock	1,762	1,431
Repurchases of common stock	—	(458)

Net cash provided by (used in) financing activities	942	998

Net increase in cash and cash equivalents	10,124	12,494
Cash and cash equivalents at beginning of period	29,920	16,780

Cash and cash equivalents at end of period	$40,044	$29,274

Supplemental disclosures of non-cash investing and financing activities:
Deferred stock-based compensation	$—	$413

Issuance of common stock for services	$22	$134

See accompanying notes to condensed consolidated financial statements.

iMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the iManage, Inc. (“iManage” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the entire year or for any other period.

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

     The compensation cost associated with the Company’s stock-based compensation plans, determined using the Black-Scholes option pricing model, resulted in a material difference from the reported net loss during the three- and nine-month periods ended September 30, 2003 and 2002. Had compensation cost been recognized based on the fair value at the date of grant for options granted during the three- and nine-month periods ended September 30, 2003 and 2002, the pro forma amounts of the Company’s net loss and basic and diluted net loss per common share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss:
As reported	$(853)	$(2,479)	$(2,417)	$(5,442)
Stock-based employee compensation included in net loss as reported	46	199	207	434
Stock-based employee compensation using the fair value method	(1,437)	(1,310)	(4,007)	(4,455)

Pro forma	$(2,244)	$(3,590)	$(6,217)	$(9,463)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic and diluted net loss per common share:
As reported	$(0.03)	$(0.10)	$(0.10)	$(0.23)
Pro forma	$(0.09)	$(0.15)	$(0.26)	$(0.40)

     The Company calculated the fair value of each option grant on the date of grant during the three- and nine-month periods ended September 30, 2003 and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Expected life of option	5 years	5 years	5 years	5 years
Risk-free interest rate	2.82%	2.50%	2.20-2.88%	2.50-4.97%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	109%	117%	109%	117%
Weighted average fair value	$4.51	$2.42	$3.80	$5.23

     The fair value of each stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Expected life of option	6 months	6 months	6 months	6 months
Risk-free interest rate	0.93%	1.01%	0.79-1.08%	1.01%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	109%	117%	109%	117%
Weighted average fair value	$2.18	$5.35	$2.19	$3.58

     The aggregate fair value of purchase rights granted in the three-month periods ended September 30, 2003 and 2002 was $150,000 and $155,000, respectively, and $399,000 and $314,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.

Note 2. Merger

     On August 6, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Interwoven, Inc., a Delaware corporation, (“Interwoven”) and Mahogany Acquisition Corporation, a Delaware corporation and direct wholly-owned subsidiary of Interwoven (“Merger Sub”). The board of directors of iManage and the Interwoven board of directors unanimously approved the Merger Agreement. The Company’s board of directors recommended that iManage stockholders approve and adopt the Merger Agreement and approve the merger. The Interwoven Board of Directors recommended that Interwoven stockholders approve the issuance of Interwoven common stock in the merger. The close of business on September 30, 2003 was set as the record date for the determination of stockholders entitled to vote on the matters presented at the iManage and Interwoven respective special meetings of stockholders, which are both scheduled to be held on November 18, 2003. On October 9, 2003, the Securities and Exchange Commission declared effective the registration statement on Form S-4 containing the joint proxy statement/prospectus that was mailed to iManage and Interwoven stockholders.

     Subject to (i) the approval of the respective stockholders of the Company and Interwoven, (ii) regulatory review, and (iii) other customary conditions, the terms of the Merger Agreement provide that the Company will merge with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Interwoven. The

Company’s-stockholders will receive 2.0943 shares of Interwoven common stock and $1.20 in cash, without interest, for each outstanding share of Company common stock. The exchange ratio will be adjusted in the event that a proposed one-for-four reverse stock split of Interwoven common stock is approved by the Interwoven stockholders and implemented prior to the effective time of the merger by and at the discretion of the Interwoven board of directors; iManage stockholders would then receive 0.523575 shares of Interwoven common stock and $1.20 in cash, without interest, for each outstanding share of Company common stock. Assuming the merger is consummated, the Company’s stockholders will own approximately 32.6% of Interwoven’s outstanding common stock. The transaction is expected to close in the fourth quarter of 2003.

     In connection with the proposed merger with Interwoven, we have incurred legal, accounting and other professional fees for the three-month period ended September 30, 2003 totaling $1.1 million. We expect to incur additional costs in the fourth quarter related to the proposed transaction; however, the exact amount of such costs cannot be reasonably estimated.

     In the third quarter of 2003, the Company recorded approximately $604,000 of license revenue under a reseller agreement with Interwoven. These iManage product revenues were generated as a result of collaborative resale efforts with Interwoven’s and iManage’s sales force including referrals by the iManage sales force to Interwoven.

Note 3. Net Loss Per Common Share

     Basic net loss per common share is computed using the weighted average number of outstanding shares of common stock during the period, excluding shares of restricted stock subject to repurchase. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from options to purchase common stock and common stock subject to repurchase, using the treasury stock method.

     The following table reconciles net loss to basic and diluted net loss per common share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(853)	$(2,479)	$(2,417)	$(5,442)
Shares used in computing basic net loss per common share	24,551	24,161	24,337	23,948

Basic net loss per common share	$(0.03)	$(0.10)	$(0.10)	$(0.23)

Shares used in computing diluted net loss per common share	25,551	24,161	24,337	23,948

Diluted net loss per common share	$(0.03)	$(0.10)	$(0.10)	$(0.23)

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Options to purchase common stock	6,084	5,339	6,084	5,339
Common stock subject to repurchase	—	4	—	4

	6,084	5,343	6,084	5,343

Note 4. Comprehensive Income and Loss

     Other comprehensive income and loss refers to revenues, expenses, gains and losses that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from net loss.

     The comprehensive income (loss) comprises the following items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(853)	$(2,479)	$(2,417)	$(5,442)
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments	(11)	(33)	(46)	(141)
Translation adjustment	(12)	(1)	(9)	11

	(23)	(34)	(55)	(130)

Comprehensive loss	$(876)	$(2,513)	$(2,472)	$(5,572)

     Accumulated other comprehensive income (loss) as of September 30, 2003 and December 31, 2002 comprises the following (in thousands):

	September 30,	December 31,
	2003	2002

Unrealized gain on available-for-sale investments	$4	$50
Cumulative translation adjustment	(37)	(28)

	$(33)	$22

Note 5. Stock-Based Compensation

     The amortization of stock-based compensation relates to the following items in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Cost of revenues	$—	$5	$3	$20
Sales and marketing	22	139	109	206
Research and development	1	4	10	26
General and administrative	23	51	85	182

	$46	$199	$207	$434

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

Note 6. Borrowings

     As of September 30, 2003, the Company had a line of credit agreement with a bank comprised of a revolving line of credit and an equipment line of credit. The line of credit agreement, which is collateralized by substantially all of the Company’s assets, intangible assets and intellectual property, includes covenant restrictions requiring the Company to maintain certain minimum profitability levels and limits the Company’s ability to declare and pay dividends.

     The revolving line of credit provides for borrowings of up to $5.0 million, which bears interest at the bank’s prime rate plus 0.50%. Borrowings are limited to $5.0 million minus the amount outstanding under the revolving line of credit and outstanding letters of credit, which total $1.3 million at September 30, 2003. At September 30, 2003 and December 31, 2002, the Company had outstanding borrowings against this facility totaling $3.2 million and $3.4 million, respectively. At September 30, 2003, $563,000 was available under the revolving line of credit.

     The equipment line of credit, which bears interest at the greater of the prime plus 0.50% or 4.75%, provides for borrowings of up to $6.0 million to finance the purchase of property and equipment. At September 30, 2003 and December 31, 2002, amounts outstanding under the equipment line of credit totaled $1.5 million and $2.4 million, respectively. Principal repayment began in March 2000 and will continue in monthly installments of principal and interest through December 2005.

     Interest expense was $22,000 and $36,000 during the three-month periods ended September 30, 2003 and 2002, respectively, and $73,000 and $110,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. Cash paid for interest was $73,000 and $121,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.

Note 7. Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. The impact of the effective provisions of SFAS No. 150 have not had a material impact on the Company’s consolidated financial statements. The Company will continue to assess the possible impact of potential changes to this pronouncement as and when they are announced.

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

     As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables us to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not significant. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party – generally, the Company’s business partners, subsidiaries and/or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products or services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

     The Company warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

     The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for other acts, such as personal property damage, of the Company’s subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

     In January 2003, FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. In addition, FIN No. 46 requires that the Company make disclosures in its consolidated financial statements for the year ended December 31, 2002 when the Company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN No. 46 becomes effective. At this time, the Company does not believe it has any variable interest entities. The Company is currently evaluating the impact of the adoption on the Company’s financial position and results of operations.

Note 8. Contingencies

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

     The Company is a party to other threatened legal action arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

Note 9. Related Party Transactions

     The Company’s Chief Executive Officer is the owner of a consulting company, which subleased space from the Company and provided recruiting services to the Company. In addition, the Company reimbursed the consulting company for certain travel expenses and other services incurred on its behalf and for the use of certain assets. The Company discontinued the sublease and recruiting activities during the third quarter of 2002. Additionally, the Company engaged certain of the consulting company’s consultants to provide software development services. In 2002, the charges related to consulting and other service expense were limited to the salary, employer taxes and travel expenses of the related consultant, who was hired by the Company in December of 2002. No amounts were paid for the three- and nine-month periods ended September 30, 2003. The Company paid the consulting company $98,000 and $192,000 for the three- and nine-month periods ended September 30, 2002.

     On April 2, 2002, the Company made a loan of $750,000 to its Chief Operating Officer for the purchase of his primary residence. The loan bears interest at 5% per annum and principal and interest are due on the earlier of (i) April 2, 2007, (ii) the date nine months following his voluntary resignation or termination for cause or (iii) any event of default under the collateralized note evidencing the loan. If the Chief Operating Officer exercises common stock options and sells the related common stock, 50% of the proceeds of the sale must be applied to the amount due under the loan. The loan is collateralized by (i) the shares or proceeds realized by the Chief Operating Officer upon the exercise of options to purchase the Company’s common stock, and (ii) a second deed of trust on the personal residence of the Chief Operating Officer. As of September 30, 2003, the principal balance of the loan was $641,000 and was included in Other Assets in the Company’s condensed consolidated balance sheets.

     On April 5, 2000, the Company made a loan to its former Chief Financial Officer of $1.0 million. The loan bears interest at 5% per annum and principal and interest will become due on the earlier of December 31, 2008 or the date upon which the former Chief Financial Officer will have the ability to sell common stock, subject to Company policy, if applicable, at a price of $20 per share or higher. The loan is collateralized by 165,000 shares of the Company’s common stock currently beneficially owned by the former Chief Financial Officer. As of September 30, 2003, the principal balance of the loan was $1.0 million and was included in Other Assets in the Company’s condensed consolidated balance sheets.

     In June 1999, the Company granted its former Vice President of Business Development an option to purchase 180,000 shares of the Company’s common stock at an exercise price of $1.65 per share. In July 1999, the former officer exercised the option in full with funds the Company loaned her under a full recourse promissory note approved by the Board of Directors. The promissory note accrues interest at the rate of 4.9% per year and was due on July 26, 2001. The due date was extended to September 1, 2003, when the principal and accrued interest was paid in full.

Note 10. Subsequent Event

     On October 22, 2003, the Company entered into an agreement to acquire Component Insights India Private Limited (“Component Insights”) for approximately $380,000 in cash. Component Insights is a software development company based in Bangalore, India. The acquisition, which is expected to close in the fourth quarter of 2003 and is subject to customary closing conditions, will be accounted for using the purchase method.

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

Overview

     We provide collaborative content management software that enables businesses to manage and collaborate effectively on critical business content across the extended enterprise. Our product suite, iManage WorkSite, delivers document management, collaboration, workflow and knowledge management accessible through a portal in a single integrated Internet solution. We believe that iManage WorkSite improves communication and process efficiency, providing faster response times and a rapid return on investment for our customers. More than 600,000 users in over 1,400 businesses are utilizing iManage WorkSite.

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

     On August 6, 2003, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Interwoven, Inc., a Delaware corporation, (“Interwoven”) and Mahogany Acquisition Corporation, a Delaware corporation and direct wholly-owned subsidiary of Interwoven (“Merger Sub”). Our board of directors and the Interwoven board of directors unanimously approved the Merger Agreement. Our board of directors recommended that our stockholders approve and adopt the Merger Agreement and approve the merger. The Interwoven Board of Directors recommended that Interwoven stockholders approve the issuance of Interwoven common stock in the merger. The close of business on September 30, 2003 was set as the record date for the determination of stockholders entitled to vote on the matters presented at Interwoven and our respective special meetings of stockholders, which are both scheduled to be held on November 18, 2003. On October 9, 2003, the Securities and Exchange Commission declared effective our registration statement on Form S-4 containing the joint proxy statement/prospectus that was mailed to our stockholders and the Interwoven stockholders.

     Subject to (i) the approval of our stockholders and the Interwoven, stockholders, (ii) regulatory review, and (iii) other customary conditions, the terms of the Merger Agreement provide that we will merge with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Interwoven. Our stockholders will receive 2.0943 shares of Interwoven common stock and $1.20 in cash, without interest, for each outstanding share of Company common stock. The exchange ratio will be adjusted in the event that a proposed one-for-four reverse stock split of Interwoven common stock is approved by the Interwoven stockholders and implemented prior to the effective time of the merger by and at the discretion of the Interwoven board of directors; our stockholders would then receive 0.523575 shares of Interwoven common stock and $1.20 in cash, without interest, for each outstanding share of Company common stock. Assuming the merger is consummated, our stockholders will own approximately 32.6% of Interwoven’s outstanding common stock. The transaction is expected to close in the fourth quarter of 2003.

Results of Operations

     The following table sets forth, for the periods indicated, selected consolidated financial data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
License	44%	43%	44%	50%
Support and service	56	57	56	50

Total revenues	100	100	100	100

Cost of revenues:
License	3	3	3	3
Support and service	16	19	17	17

Total cost of revenues	19	22	20	20

Gross margin	81	78	80	80

Operating expenses:
Sales and marketing	51	70	54	65
Research and development	19	24	19	21
General and administrative	9	12	12	11
Amortization of intangible assets	—	1	—	3
Merger-related expenses	9	—	3	—

Total operating expenses	88	107	88	100

Loss from operations	(7)	(29)	(8)	(20)
Interest income and other, net	1	3	1	3

Loss before provision for income taxes	(6)	(26)	(7)	(17)
Provision for income taxes	1	—	—	—

Net loss	(7)%	(26)%	(7)%	(17)%

Revenues

     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003	2002	Change	2003	2002	Change

License	$5,397	$4,100	32%	$15,543	$15,478	—%
Support and service	7,004	5,491	28%	19,605	15,510	26%

	$12,401	$9,591	29%	$35,148	$30,988	13%

     License. License revenue increased 32% or $1.3 million for the three-month period ended September 30, 2003 from the corresponding period a year ago. For the nine-month period ended September 30, 2003, license revenues increased slightly from the nine-month period in 2002. The increase in license revenue in the three-month period ended September 30, 2003 was primarily due to the increased sales of the iManage WorkSite product suite. Furthermore, we recorded approximately $604,000 of license revenue under a reseller agreement with Interwoven. These iManage product revenues were generated as a result of collaborative resale efforts with Interwoven’s and iManage’s sales force including referrals by the iManage sales force to Interwoven. License revenues accounted for 44% of total revenues for each of the three- and nine-month periods ended September 30, 2003, as compared to 43% and 50% of total revenues for the corresponding prior year periods, respectively. The decrease in license revenues as a percentage of total revenues in the nine-month period ended September 30, 2003 from the same period of 2002 were due to an increase in annual support contracts and professional consulting services. We anticipate that license revenues for the remainder of 2003 as a percentage of total revenues will remain generally consistent with the three- and nine-month periods ended September 30, 2003.

     Support and Service. Support and service revenues consisted primarily of customer support and, to a lesser extent, training and consulting services revenues. Support and service revenues increased 28%, or $1.5 million and 26%, or $4.1 million for the three- and nine-month periods ended September 30, 2003 from the corresponding prior year periods. These increases were primarily due to increased support revenues from our growing installed base of customers. Our renewal rates of support contracts continued in the low to mid 90% range for the three- and nine-month periods ended September 30, 2003 and were consistent with the corresponding periods in 2002. As a percentage of revenues, support and service revenue accounted for 56% of total revenues for each of the three- and nine-month periods ended September 30, 2003, as compared to 57% and 50% of total revenues for the corresponding prior year periods, respectively. The increase in support and service revenues as a percentage of total revenues in the three- and nine-month periods ended September 30, 2003 was primarily due to increased customer support revenues, an increase in professional consulting services and declining license revenues. We anticipate that support and service revenues for the remainder of 2003 will increase over 2002 on an annualized basis primarily due to our growing customer installed base and the continued renewal of customers support contracts.

Cost of Revenues

     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003	2002	Change	2003	2002	Change

License	$362	$296	22%	$1,092	$1,073	2%
Support and service	2,046	1,829	12%	5,946	5,211	14%

	$2,408	$2,125	13%	$7,038	$6,284	12%

     License. Cost of license revenues primarily consisted of royalties payable to third parties for software that was either embedded in or bundled with our software products. Cost of license increased 22%, or $66,000 and 2%, or $19,000 for the three- and nine-month periods ended September 30, 2003 from the corresponding prior year periods, respectively. The increase in cost of license revenues were primarily due to slightly higher payments to third party software providers for products embedded or bundled with our products as a result of higher license revenues. As a percentage of related license revenue, cost of license was 7% for each of the three- and nine-month periods ended September 30, 2003, as compared to 7% for each of the corresponding prior year periods, respectively. We expect that cost of license revenues in 2003 will remain generally consistent as a percentage of related license revenues with 2002. However, cost of license revenues as a percentage of related license revenues may fluctuate in the future due to the mix of software products sold, the extent to which third party software products are bundled with our products and amount of license revenues, as many of the third party software products embedded with our software are under fixed fee arrangements.

     Support and Service. Cost of support and service revenues primarily consisted of salaries and other personnel-related expenses, costs associated with supporting our customers with active support contracts and providing consulting and learning services and depreciation of equipment used in support and service activities. Cost of support and service revenues increased 12% or $217,000 and 14% or $735,000 for the three- and nine-month periods ended September 30, 2003 from the corresponding prior year periods, respectively. As a percentage of related revenues, cost of support and service revenue was 29% and 30% for the three- and nine-month periods ended September 30, 2003, respectively, as compared to 33% and 34% for the corresponding prior year periods, respectively. The decrease in cost of support and service revenues as a percentage of the related revenues was due to economies of scale in the product support organization as a result of our growing installed base of customers. We anticipate that cost of support and services revenues will increase in absolute dollars on an annualized basis in 2003 to support and service our installed base of customers.

Operating Expenses

     The following sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003	2002	Change	2003	2002	Change

Sales and marketing	$6,368	$6,704	(5)%	$18,739	$20,272	(8)%
Research and development	2,300	2,295	—%	6,774	6,541	4%
General and administrative	1,088	1,169	(7)%	4,159	3,365	24%
Amortization of intangible assets	34	34	—%	104	759	(86)%
Merger-related expenses	1,124	—	—%	1,124	—	—%

	$10,914	$10,202	7%	$30,900	$30,937	—%

     Sales and Marketing. Sales and marketing expenses consisted primarily of salaries, commissions, benefits and amortization of stock-based compensation for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses decreased 5% or $336,000 and 8% or $1.5 million for the three- and nine-month periods ended September 30, 2003 from the corresponding prior year periods, respectively. For the three-month period, the decrease in sales and marketing expense was primarily due to a $176,000 decrease in marketing programs, a $163,000 decrease in facilities-related expenses, a $137,000 reduction in outside consulting services, a $130,000 decrease in seminars and training and a $97,000 decrease in travel expenses, which were partially offset by a $382,000 increase in personnel-related costs. For the nine-month period, the decrease was primarily due to a $641,000 decrease in marketing programs expense, a $514,000 reduction in outside consulting services and a $290,000 decrease in travel expenses. As a percentage of revenues, sales and marketing expenses were 51% and 54% for the three- and nine-month periods ended September 30, 2003 compared to 70% and 65% for the corresponding prior year, respectively. We anticipate that sales and marketing expense in the fourth quarter of 2003, as a percentage of total revenues, will decrease slightly from the three- and nine-month periods of 2003.

     Research and Development. Research and development expenses consisted primarily of personnel, third party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses for the three months ended September 30, 2003 were flat with the prior year while increasing 4%, or $233,000 for the nine-month periods ended September 30, 2003 when compared to the corresponding period last year. For the nine-month period, the increase was primarily due to a $185,000 increase in personnel-related costs, a $142,000 increase in outside consulting services, which were partially offset by a $76,000 reduction in computer hardware and software expenses and a $19,000 decrease in facilities-related expenses. As a percentage of revenues, research and development expenses were 19% for each of the three- and nine-month periods ended September 30, 2003 compared to 24% and 21% for the corresponding prior year periods. We expect that research and development expense in the fourth quarter of 2003, as a percentage of total revenues, will remain roughly consistent with previous periods.

     General and Administrative. General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including legal, finance, accounting, information technology and human resources as well as insurance and facilities costs. General and administrative expenses decreased by 7%, or $81,000 and increased by 24%, or $794,000 in the three- and nine-month periods ended September 30, 2003 from the corresponding prior year periods, respectively. For the three-month period, the decrease in general and administrative expense was primarily due to a $80,000 decrease in facilities-related expenses. For the nine-month period, the increase was primarily due to a lease termination fee of $987,000 associated with the early termination of our Chicago office lease in the first quarter of 2003, which was partially offset by a $245,000 decrease in facilities-related expenses. The lease termination expense was reimbursed by our new landlord, and we will be amortizing the reimbursement over the life of our new Chicago office lease in accordance with Emerging Issues Task Force Issue No. 88-10, Costs Associated with Lease Modification or Termination. As a percentage of revenues, general and administrative expenses were 9% and 12% for the three- and nine-month periods ended September 30, 2003, respectively, as compared to 12% and 11% for the corresponding prior year periods, respectively. We expect that general and administrative expense will increase slightly as a percentage of revenues in 2003 when compared to 2002 on an annualized basis due to the lease termination expense recorded in the first quarter of 2003. Additionally, we expect to take an additional charge in the fourth quarter of 2003 of approximately $365,000 related to the move to our new facilities in Chicago, IL. The charge relates to rent due on our current facility in Chicago from the date we occupy our new facility until April 2004, the lease termination date. Our new landlord has provided us with a free rent period to offset the rents due on our previous facility.

     Amortization of Intangible Assets. Intangible assets consist of goodwill, purchased technology and non-compete agreements associated with our acquisition of ThoughtStar, Inc. (“ThoughtStar”) in June 2000 and the acquisition of technologies in 2001. Goodwill and other acquired intangibles of $17.0 million were recorded in connection with the ThoughtStar acquisition and were amortized, prior to adopting Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, over their estimated useful lives of two years to five years except those related to the assembled workforce, which were written off in the third quarter of 2001 in connection with closing of our Utah facilities.

     We adopted SFAS No. 142 as of January 1, 2002 and, as a result, ceased amortizing the remaining unamortized balance of goodwill of $3.4 million. In lieu of amortization, we were required to perform an initial review to determine whether the value of our remaining goodwill asset was impaired and periodic impairment reviews annually thereafter. We completed our review during the first, second and third quarters of 2003 and no impairment charge was required. However, there can be no assurance that a future evaluation will not require an impairment charge to be recorded. We have fully amortized other intangible assets in the quarter ended September 30, 2003.

     Merger-related Expenses. In connection with the proposed merger with Interwoven, we have incurred legal, accounting and other professional fees for the three-month period ended September 30, 2003 totaling $1.1 million. We expect to incur additional costs in the fourth quarter related to the proposed transaction, however, the exact amount of such costs may not be estimated until the merger is completed

Interest Income and Other, Net

     Interest income and other was $118,000 and $277,000 for the three-month periods ended September 30, 2003 and 2002, respectively. Interest income and other was $506,000 and $851,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. The decrease in interest income and other was primarily due to lower interest rates on our investments portfolio compared to the corresponding prior year periods. For the nine-month period, the impact of lower interest rates in 2003 was partially offset by the gain on foreign currency transactions of approximately $143,000.

Provision for Income Taxes

     The provision for income taxes recorded for the quarters ended September 30, 2003 and 2002 is related primarily to international taxes. Deferred tax liabilities and assets are determined based on the temporary difference between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that these assets are realizable. At such time, it is determined that it is not likely that the assets will be realized. Therefore, at September 30, 2003, we have recorded a full valuation allowance against the deferred income tax assets. We will continue to evaluate the recoverability of our deferred tax asset on a quarterly basis.

Liquidity and Capital Resources

     Cash provided (used) in the nine-month period ended September 30, 2003 and 2002 is as follows (in thousands):

	Nine Months Ended
	September 30,

	2003	2002

Cash provided by (used in) operating activities	$1,611	$(247)
Cash provided by investing activities	$7,571	$11,743
Cash provided by financing activities	$942	$998

     At September 30, 2003, we had cash, cash equivalents and short-term investments of $40.0 million.

     Operating Activities. For the nine-month period ended September 30, 2003, net cash provided by operating activities was $1.6 million. The adjusted cash generated for the first nine months of 2003 was $1.6 million, which is derived from our net loss of $2.4 million after excluding the effects of non-cash items including lease termination expense of $987,000, depreciation and amortization of $1.3 million, merger-related expense of $1.1 million, provision for doubtful accounts and sales returns of $446,000 and deferred stock-based compensation of $185,000. Additional cash was generated from a decrease in accounts receivable of $646,000, a decrease in prepaid expenses and other assets of $1.4 million, which was offset by a decrease in accounts payable and accrued liabilities of $1.1 million and a decrease in deferred revenues of $1.0 million. For the nine-month period ended September 30, 2002, net cash used in operating activities was $247,000. The adjusted cash usage was $2.4 million, which derived from our net loss of $5.4 million after excluding the effects of non-cash items including depreciation and amortization of $2.3 million, deferred stock-based compensation of $434,000 and provision for doubtful accounts and sales returns of $326,000. Additional cash was generated from a decrease of $2.5 million in accounts receivable, an increase of $822,000 in deferred revenues and an decrease in prepaid expenses and other assets of $98,000, which were partially offset by a decrease in accounts payable and accrued liabilities of $1.3 million

     A number of non-cash items were charged to expense and increased our net loss. These items include depreciation and amortization of property and equipment and intangible assets, amortization of deferred stock-based compensation and provisions for doubtful accounts and sales returns. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our cash flows.

     Our primary source of operating cash flow is the collection of accounts receivable from our customers offset by the timing of payments to our vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding were 53 days and 63 days for the quarter ended September 30, 2003 and 2002, respectively. Our days outstanding decreased in 2003 from the same period of 2002 primarily due to our continued focus on cash collections and higher support and service revenues, which have shorter collection cycles than license revenues. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

     Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors.

We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.

     Investing Activities. Net cash provided by investing activities was $7.5 million for the nine-month ended September 30, 2003. Our investing cash flow primarily resulted from $9.2 million of proceeds received from the maturity and sale of investments, partially offset by $1.0 million to purchase investment securities and $615,000 for the purchase of property and equipment. Net cash provided by investing activities was $11.7 million during for the nine-month ended September 30, 2002. This primarily resulted from $16.8 million of proceeds received from the maturity and sale of investments, partially offset by $3.2 million to purchase investment securities and the purchase of property and equipment of $1.9 million.

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

     Financing Activities. Net cash provided by financing activities of $942,000 for the nine-month ended September 30, 2003 included $11.2 million repayments of bank lines of credit, offset by proceeds from bank lines of credit of $10.0 million, the net proceeds from issuance of common stock of $1.8 million and cash receipts from the repayment of notes from stockholders of $330,000. Net cash provided by financing activities of $998,000 for the nine-month ended September 30, 2002 included $10.5 million of proceeds from bank lines of credit and $1.4 million from the net proceeds from issuance of common stock, partially offset by repayments of bank lines of credit of $10.5 million and $458,000 in repurchases of common stock.

     Our cash flows from financing activities are primarily the result of borrowings and payments under our lines of credit, cash receipts from the issuance of common stock and our repurchases of common stock. We have used our lines of credit primarily to finance purchases of property and equipment. We anticipate that we will continue to use lines of credit to finance our equipment purchases to the extent that such financing is available to us on acceptable terms.

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

     Lines of Credit. As of September 30, 2003, we had a revolving line of credit with a bank for $5.0 million, which bears interest at the bank’s prime rate plus 0.50%. Borrowings were limited to $5.0 million minus the amount outstanding under the revolving line of credit and outstanding letters of credit. This line of credit is collateralized by substantially all of our assets. As of September 30, 2003, we borrowed $3.2 million under this facility and had three outstanding standby letters of credit totaling $1.3 million primarily related to facilities lease obligations. In addition, as of September 30, 2003, we had equipment lines of credit with a bank for $6.0 million, which bears interest at the greater of the bank’s prime rate plus 0.50% or 4.75%. As of September 30, 2003, we had $1.5 million outstanding under the equipment line of credit. Principal payments due under these line of credit facilities for 2003, 2004, 2005 and 2006 were $3.5 million, $749,000, $427,000 and $35,000, respectively.

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

     We were in compliance with all of these financial covenants as of September 30, 2003.

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

     Revenue Recognition. Our revenue recognition policy is defined in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 15 of our 2002 Annual Report on Form 10-K.

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

     Allowance for Doubtful Accounts. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. Management specifically analyzes its accounts receivable and historical bad debt pattern, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2003 and December 31, 2002, our allowance for doubtful accounts balance, which related primarily to specific accounts where we believe collection is not probable and to a lesser extent our historical experience applied to accounts receivable not specifically reserved, was $249,000 and $322,000, respectively. These amounts represent 3% and 4% of total accounts receivable at September 30, 2003 and December 31, 2002, respectively.

     Allowance for Sales Returns. From time to time, a customer may return to us some or all of the software purchased. While our software and reseller agreements generally do not provide for a specific right of return, we may accept product returns in certain circumstances. To date, sales returns have been infrequent and not significant in relation to our total revenues. We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. In determining the amount of the allowance required, management specifically analyzes its revenue transactions, customer software installation patterns, historical return pattern, current economic trends, customers balances where the risk of product return is high and changes in its customer payment terms when evaluating the adequacy of the allowance for sales return account. During 2002 and 2001, sales returns as a percentage of license revenues were approximately 2% and 2%, respectively, and generally related to revenues recognized in the prior 90 to 180 days. Our historical estimates of product returns have approximated actual returns. If our sales returns experience were to increase by an additional 1% of license revenues, our allowance for sales returns at September 30, 2003 would increase by approximately $54,000. At September 30, 2003 and December 31, 2002, our allowance for sales return account was $437,000 and $192,000, respectively.

     Litigation. We are the target of several securities class action complaints, other litigation and threatened litigation. Because of uncertainties related to both the amount and range of loss in these matters, our management is unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in these actions. As additional information becomes available, we will assess the potential liability related to our pending litigation and may revise our estimates. Any such assessments and estimation could materially impact our consolidated results of operations and financial position.

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

     We have incurred operating losses on a quarterly and annual basis throughout our history. As of September 30, 2003, we had an accumulated deficit of $47.9 million. We must increase our revenues to achieve consistently profitable operations and positive cash flow. If our revenues do not grow, we will not be consistently profitable. In fact, our revenues may decline over corresponding periods resulting in greater operating losses and significant negative cash flows.

Our future success depends on our ability to continue to sell to law firms and other professional service firms.

     We derived 66% of our license revenues for the quarter ended September 30, 2003 from sales to law firms and professional service firms. In order for us to sustain and grow our business, we must continue to successfully sell our software products and services into this vertical market. Failure to successfully sell to law firms and professional service firms will have a significant and adverse affect on our consolidated financial condition and results of operation.

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

     Specifically, for the first nine-months of 2003 and throughout 2002, we continued to experience lengthening sales cycles due to increased organizational reviews by sales prospects of software purchases, regardless of transaction size. A continued lengthening in sales cycles and our inability to predict these trends could result in lower than expected future revenue, which would have a material impact on our operating results and, correspondingly, our stock price.

Declining economic conditions and significant world events have affected and could continue to negatively impact our revenues and profits.

     Our revenue growth and profitability depend on the overall demand for collaborative content management software platforms and applications. Prolonged economic weakness in the United States and declining economic conditions worldwide have resulted in and may continue to result in cutbacks by our customers in the purchase of our software products and services, longer sales cycles and lower average selling prices and postponed or canceled orders. Specifically, we experienced a shortfall in our anticipated revenues for the quarter ended September 30, 2002, which we believe was in part due to slowing information technology spending in reaction to declining economic conditions. To the extent that the current economic downturn continues or increases in severity, we believe demand for our products and services, and therefore our future revenues, could be further impacted.

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

     Because our operating expenses are based on our expectations for future revenues and are relatively fixed in the short term, any revenue shortfall below expectations, such as the shortfall we experienced for the quarter ended September 30, 2002, will have an immediate and significant adverse effect on our consolidated results of operations and financial condition.

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

     When compared to us, many of these competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial resources. This may place us at a disadvantage in responding to our competitors’ strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Competitive pressures and our perceived viability in this market may make it difficult for us to acquire and retain customers, which could reduce our revenues and result in increased operating losses. Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of eRoom Technology, Inc. by Documentum, Inc., Kramer Lee & Associates by Hummingbird Ltd., Epicentric, Inc. by Vignette Corporation and the proposed acquisition of Documentum, Inc. by EMC Corporation.

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

     We have established sales offices in international locations. For the quarter ended September 30, 2003, revenues from these international operations constituted approximately 21% of our total revenues. We anticipate devoting significant resources and management attention to expanding international opportunities, which subjects us to a number of risks including:

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

     We derived 51% of our license bookings from resellers of our application suite for the quarter ended September 30, 2003. Therefore, our future success depends on our ability to attract, retain, motivate and train resellers of our products. Similarly, the financial failure of any of our resellers could result in lower revenues and the write-off of amounts due from the failed reseller.

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

     We are a party to other threatened legal actions arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

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

     It is possible that in the future, a third party may bring suit claiming that we or our current or future products infringe their patents, trade secrets or copyrights. We have in fact received two such claims that we are currently evaluating. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. We have only one patent that we could use defensively against any company bringing such a claim. If our product was found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our product. Royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all, which could harm our business.

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

     We have $3.4 million in goodwill and $1.2 million of prepaid license royalties at September 30, 2003; we believe our goodwill, intangible assets and prepaid license royalties are recoverable. However, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate the recoverability of these assets. We must continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets. Any adverse change in our recoverability assumptions could result in the writing down of our intangible assets, which could materially impact our consolidated results of operations and financial position.

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

     Our investment portfolio consisted of fixed income securities of $35.8 million as of September 30, 2003 and $36.8 million as of December 31, 2002. These investment securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2003 and December 31, 2002, the decline in the fair value of the portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

     The following is a summary of our investment portfolio (in thousands):

	September 30, 2003

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	12,149	—	—	12,149
Government agencies	23,598	4	—	23,602

	$35,747	$4	$—	$35,751

	Estimated	Weighted
	Fair	Average
	Value	Interest Rate

Included in:
Cash and cash equivalents	$35,747	1.16%
Short-term investments	4	1.57%

	$35,751

	December 31, 2002

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$11,810	$—	$—	$11,810
Government agencies	9,583	3	—	9,586
Corporate obligations	15,404	47	—	15,451

	$36,797	$50	$—	$36,847

	Estimated	Weighted
	Fair	Average
	Value	Interest Rate

Included in:
Cash and cash equivalents	$28,611	1.58%
Short-term investments	8,236	3.97%

	$36,847

     The following is a summary of our portfolio investments by contractual maturity (in thousands):

	September 30,	December 31,
	2003	2002

Due in one year or less	$35,751	$36,847
Due after one year through two years	—	—

	$35,751	$36,847

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

     The Company is a party to other threatened legal action arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

     See Index to Exhibits on page 36 hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on July 16, 2003. Pursuant to the interim guidance provided in Securities and Exchange Commission Release No. 33-8216, the disclosure in the Current Report on Form 8-K was furnished under Item 12 of Form 8-K.

     The Company filed a Current Report on Form 8-K on August 8, 2003 in which it announced that it had entered into an Agreement and Plan of Merger dated as of August 6, 2003 with Interwoven, Inc. and Mahogany Acquisition Corporation, a direct wholly-owned subsidiary of Interwoven.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Foster City, County of San Mateo, State of California, on the 12th day of November 2003.

iMANAGE, INC. (Registrant)

By:

/s/ Mahmood M. Panjwani

Mahmood M. Panjwani
President, Chief Executive Officer and
Chairman of the Board

/s/ John E. Calonico, Jr.

John E. Calonico, Jr.
Vice President and Chief Financial Officer

iMANAGE, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2003

		Incorporated by Reference

		Form	Date	Exhibit No.	Filed Herewith

2.1	Agreement and Plan of Reorganization, dated as of April 11, 2000 by and among iManage, Inc., a Delaware corporation, NetRight Technologies, Inc., a Delaware corporation and a wholly-owned subsidiary of iManage, Inc., and ThoughtStar, Inc., a Delaware corporation.	8-K	6/21/00	2.1

2.2	Agreement and Plan of Merger by and among Interwoven, Inc., Mahogany Acquisition Corporation and iManage, Inc.	8-K	8/8/03	2.1

3.1	Restated Certificate of Incorporation of iManage, Inc.	S-1/A-1	10/8/99	3.1

3.2	Amended and Restated Bylaws of iManage, Inc.	S-1/A-1	10/8/99	3.2

4.1	Amended and Restated Rights Agreement as of May 5, 2000.	10-K	12/31/00	4.1

10.1	Form of Indemnification Agreement for directors and executive officers.	S-1	9/1/99	10.1

10.2	1997 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.	S-1/A-1	10/8/99	10.2

10.3	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A-1	10/8/99	10.3

10.4	Loan and Security Agreement dated March 31, 1999 between Silicon Valley Bank and the Company.	S-1	9/1/99	10.4

10.5	Loan Modification Agreement dated March 30, 2001 between Silicon Valley Bank and the Company.	10-K	12/31/00	10.5

10.6	Office Lease for 2121 S. El Camino Real, San Mateo, California between Cornerstone Properties I, LLC and the Company dated November 30, 1998, as amended to date.	10-K	12/31/99	10.5

10.7	Office Building Lease for 55 East Monroe Street between TST 55 East Monroe, LLC and the Company dated January 1999, as amended to date.	S-1	9/1/99	10.6

10.8	Sublease between the Company and Q-Image Corporation dated December 5, 1998.	S-1	9/1/99	10.7

10.9	Employment Agreement, dated September 7, 2000, between iManage, Inc. and Joseph Campbell.	10-K	12/31/00	10.12

10.10	Secured Promissory Note dated April 5, 2000 by Mark Culhane to iManage, Inc.	10-K	12/31/00	10.13

10.11	Stock Pledge Agreement dated April 5, 2000 by and between Mark Culhane, the Culhane Family Revocable Trust and iManage, Inc.	10-K	12/31/00	10.14

		Incorporated by Reference

		Form	Date	Exhibit No.	Filed Herewith

10.12	Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002.	10-K	12/31/02	10.13

10.13	Secured Promissory Note, dated April 2, 2002 by Joseph Campbell to iManage, Inc.	10-K/A-1	4/30/02	10.14

10.14	Stock Pledge Agreement dated April 2, 2002 by and between Joseph Campbell and iManage, Inc.	10-K/A-1	4/30/02	10.15

10.15	Deed of Trust dated April 2, 2002 by Joseph Campbell and Teresa B. Campbell in favor of iManage, Inc.	10-K/A-1	4/30/02	10.16

10.16	Employment Agreement, dated January 28, 2002, between iManage, Inc. and John E. Calonico, Jr.	10-Q	5/14/02	10.16

10.17	Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and iManage, Inc. dated December 16, 2002	10-K	3/26/03	10.17

10.18	Office Lease for 303 East Wacker, Chicago, Illinois between 303 Wacker Realty LLC and iManage, Inc. dated March, 17, 2003	10-K	3/26/03	10.18

21	Subsidiaries of iManage, Inc.	10-K	3/26/03	21

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.				x

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.				x

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.				x